Form 10-Q
period 1996-06-30
FULTON BANCSHARES CORP
filed 1996-08-14
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996
Commission file number:  33-85626


                    FULTON BANCSHARES CORPORATION
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1598464
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                          17233
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 485-3144


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                        Outstanding at July 26, 1996
(Common stock, .625 par value)                   495,000

Page 1 of 15 pages









FULTON BANCSHARES CORPORATION

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - June 30, 1996
     and December 31, 1995                                          3
   Condensed consolidated statements of income - three months
     ended June 30, 1996 and 1995                                   4
   Condensed consolidated statements of income - six months
     ended June 30, 1996 and 1995                                   5
   Condensed consolidated statements of cash flows - six
     months ended June 30, 1996 and 1995                            6
   Notes to condensed consolidated financial statements             7
and 8

   Management's discussion and analysis of financial
     condition and results of operations                            9 -
13

PART II - OTHER INFORMATION                                         14

   Signatures                                                       15






















Page 2 of 15 pages
























PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                               June 30,   December 31,
                                                 1996        1995  *
     ASSETS                                   (Unaudited)
                                                    (000 Omitted)

Cash and due from banks                                $   3,024   $
2,856
Held-to-maturity debt securities                       0           600
Available-for-sale debt securities                     28,915
28,864
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank and FNMA Preferred
  Stocks, at cost which approximates market            722         501
Loans, net of allowance for loan losses                62,676
59,871
Bank building, equipment, furniture &
 fixtures, net                                         2,056       2,059
Other real estate owned                                426         424
Accrued interest receivable                            641         606
Other assets                                               2,620
668
     Total assets                                      $ 101,080   $
96,449

LIABILITIES
Deposits:
     Noninterest-bearing deposits                      $   8,777   $
7,959
     Interest-bearing deposits:
       Savings deposits                                29,986
29,285
       Time deposits                                      49,635
49,115
          Total deposits                               88,398
86,359
Other borrowed money                                   2,700       0
Accrued interest payable                               358         369
Other liabilities                                            115
 276
          Total liabilities                               91,571
87,004

STOCKHOLDERS' EQUITY
  Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 495,000
   shares issued and outstanding, at June 30,
   1996 and December 31, 1995, respectively            309         309
  Surplus                                              2,051       2,051
  Retained earnings                                    7,562       7,102
  Net unrealized gains/(losses) available-
   for-sale securities                                 (      413) (
   17)
          Total stockholders' equity                       9,509
9,445

          Total liabilities and
           stockholders' equity                        $ 101,080   $
96,449

*  Condensed from audited financial statements


The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 15 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)
                                                1996         1995
                                                  (000 Omitted)
Interest & Dividend Income
   Interest & fees on loans                            $    1,407  $
1,466
   Interest & dividends on investment
    securities:
     U.S. Government securities                        415         330
     Obligations of state & political
      subdivisions                                     33          20
   Interest on federal funds sold                      13          6
   Other interest & dividend income                            0
   8
          Total interest & dividend income                 1,868
1,830
Interest Expense
   Interest on deposits                                915         919
   Interest on federal funds purchased                 13          3
   Interest on other borrowed money                            1
   9
          Total interest expense                             929
 931

          Net interest income before
           provision for loan losses                   939         899
Provision for loan losses                                      0
  20

Net interest income after provision
 for loan losses                                             939
 879

Other Income
   Service charges on deposit accounts                 30          25
   Other fee income                                    24          26
   Other noninterest income                            34          29
   Securities gains (losses)                           (        2)
   1
          Total other income                                  86
  81
Other Expense
   Salaries and employee benefits                      294         283
   Fixed asset expenses (including
    depreciation)                                      100         107
   FDIC insurance premiums                             0           47
   Other noninterest expenses                                221
 201
          Total other expenses                               615
 638

          Net income before income taxes               410         322
Applicable income taxes                                      103
  88
          Net income                                   $     307   $
 234
Weighted average number of shares
 outstanding                                           495,000
484,820

Net income per share                               $     .62    $
 .48
Cash dividends declared per share                  .15          .25


The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 15 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)
                                                1996         1995
                                                  (000 Omitted)
Interest & Dividend Income
   Interest & fees on loans                            $    2,795  $
2,820
   Interest & dividends on investment
    securities:
     U.S. Government securities                        818         692
     Obligations of state & political
      subdivisions                                     55          39
   Interest on federal funds sold                      21          7
   Other interest & dividend income                           20
   14
          Total interest & dividend income                 3,709
3,572
Interest Expense
   Interest on deposits                                1,858       1,789
   Interest on federal funds purchased                 13          20
   Interest on other borrowed money                            1
   11
          Total interest expense                           1,872
1,820

          Net interest income before
           provision for loan losses                   1,837       1,752
Provision for loan losses                                      0
   30

Net interest income after provision
 for loan losses                                           1,837
1,722

Other Income
   Service charges on deposit accounts                 59          50
   Other fee income                                    55          53
   Other noninterest income                            51          43
   Securities gains (losses)                                   0
    1
          Total other income                                 165
  147
Other Expense
   Salaries and employee benefits                      560         533
   Fixed asset expenses (including
    depreciation)                                      202         198
   FDIC insurance premiums                             1           95
   Other noninterest expenses                                415
 386
          Total other expenses                             1,178
1,212

          Net income before income taxes               824         657
Applicable income taxes                                      217
 186
          Net income                                   $     607   $
 471
Weighted average number of shares
 outstanding                                           495,000
461,746

Net income per share                               $    1.23    $
1.02
Cash dividends declared per share                  .30          .25


The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 15 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1996 and 1995
(UNAUDITED)
                                                 1996        1995
                                                   (000 Omitted)
 Cash flows from operating activities:
  Net income                                           $   607     $
471
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     73          85
     Provision for loan losses                         0           30
     Other - Net                                       (    315)   (
 110)
 Net cash provided by operating activities                 365
476
 Cash flows from investing activities:
  Sale of OREO property                                0           201
  Purchase of investment securities
                      - Available-for-sale             (  7,737)   (
6,203)
                      - Held-to-maturity               0           (
1,245)
  (Purchase) redemption of Federal Home
   Loan Bank stock                                     (     72)   (
  64)
  (Purchase) FNMA Preferred Stock                      (    150)   0
  Sales of available-for-sale securities               5,259       3,601
  Maturities of available-for-sale securities          1,827       641
  Net (increase) decrease in loans                     (  2,805)   (
1,051)
  Purchases of bank premises and equipment -
   Net                                                 (     70)   (
  58)
  Purchases of officers/directors life
   insurance policies                                  (  1,641)   0
  Improvements of OREO property                        (      2)
  0
Net cash provided (used) by investing
 activities                                            (  5,391)   (
4,178)
Cash flows from financing activities:
  Net increase in deposits                             2,042
 163
  Cash dividends paid                                  (    148)   (
 124)
  Net proceeds - Sale of common stock                  0           1,310
  Net increase (decrease) in federal funds
   purchased                                                      0
(     220)
  Net increase (decrease) in other
   borrowed money                                        2,700
2,270
Net cash provided by financing activities                4,594
3,399
Net (decrease) in cash and cash equivalents            (    432)   (
 303)
Cash and cash equivalents, beginning balance             3,456
2,633
Cash and cash equivalents, ending balance              $ 3,024     $
2,330
Supplemental disclosure of cash flows information:
  Cash paid during the period for:
     Interest                                          $ 1,860     $
1,778
     Income taxes                                      245         227
Supplemental schedule of noncash investing
 and financing activities:
  Net unrealized (loss) on investments
   available for sale (net of deferred taxes)          (    413)   (
 335)

The accompanying notes are an integral part of these condensed financial statements.


Page 6 of 15 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1996
(UNAUDITED)

Note 1. Basis of Presentation

        The financial information presented at and for the six months ended June 30, 1996 and 1995 is unaudited. Information presented at December 31, 1995 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

Note 2. Principles of Consolidation

        The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, the Fulton County National Bank & Trust Company and the Fulton County Community Development Corporation. All significant intercompany transactions and accounts have been eliminated.

Note 3. Cash Flows

        For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the statement of cash flows.

Note 4. Federal Income Taxes

        For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred income taxes are provided in the financial statements. Federal income taxes were computed after reducing pretax accounting income for nontaxable municipal and loan income.







Page 7 of 15 pages

Note 5. Other Commitments

        In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the bank does not anticipate any losses as a result of these transactions.

Note 6. Earnings Per Share of Common Stock

        Earnings per share of common stock were computed based on an average of 495,000 and 484,820 shares for the quarters ended June 30, 1996 and 1995, respectively.

Note 7. Investment Securities

        The carrying amounts of investment securities and their approximate fair values at June 30, 1996 were as follows:

                                    Gross       Gross
                      Amortized   Unrealized  Unrealized     Fair
                        Cost        Gains      (Losses)      Value

Debt securities available for sale:
  U.S. Government
   treasuries                   $    401,246           $  1,378      $
     0                          $    402,624
  State & municipal
   securities                   3,303,604 35,774       (   32,724)
3,306,654
  U.S. Government
   agencies                     7,508,686 0            (  172,906)
7,335,780
  Mortgage-backed
   securities                     18,326,949              7,487      (
465,208)                          17,869,228
                                $ 29,540,485           $ 44,639      ($
                                                    670,838)$ 28,914,286

        There were no securities categorized "Held-to-maturity" or "Trading" at June 30, 1996.

Note 8. Formation of Fulton County Community Development Corporation

        On March 13, 1996, Fulton Bancshares Corporation received approval to engage de novo in community development activities. The Fulton County Community Development Corporation (the "CDC") was incorporated under the laws of the Pennsylvania Business Corporation Law of 1988 on June 7, 1996. On June 10, 1996, the Fulton County National Bank & Trust Company authorized, declared and upstreamed a $ 50,000 cash dividend to Fulton Bancshares Corporation, which used the funding to invest in the CDC. The CDC's first project will be to support efforts of the local downtown business revitalization project to lend low interest funds to eligible small businesses for the purpose of facade improvement. Future projects will include small business marketing, new business creation, and small business education. In addition, the CDC will renovate existing buildings and/or construct new buildings to house low-to-moderate income individuals.
Page 8 of 15 pages

FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

       Net after tax income for the first six months of 1996 was $607,000 compared to $471,000 for the same period in 1995, representing an increase of $ 136,000 or 28.9%. Net income on an adjusted per share basis for the first six months of 1996 was $ 1.23, an increase of $ .21 from the $ 1.02 per share realized during the six months ended June 30, 1995.

RESULTS OF OPERATIONS

Second Quarter 1996 vs. Second Quarter 1995

       Interest income for the second quarter of 1996 was $ 1,868,000 compared to $ 1,830,000 as of June 30, 1995, for an increase of $ 38,000, or 2.1%. The increase was due primarily to higher interest earned on debt securities.

       Interest expense for the current quarter was $ 929,000, a decrease of $ 2,000 over the $ 931,000 for the same period of the prior year. Even though interest-earning deposits, primarily time deposits, at June 30, 1996 increased $ 2,714,000, or 3.5% from
June 30, 1995, interest expense decreased slightly since average rates paid on those deposits have decreased significantly over those paid in the same period in 1995. Management expects average rates for the remainder of 1996 to be lower than comparable periods of the previous year.

       Net interest margins for the third quarter of 1996 totaled
$ 939,000, up $ 40,000 from the second quarter of 1995.

Six Months 1996 vs. Six Months 1995

       Interest income for the first six months of 1996 was $ 3,709,000 compared to $ 3,572,000 as of June 30, 1995, for an increase of $ 137,000, or 3.8%. This increase was primarily due to the repricing of adjustable-rate debt securities at higher market interest rates. Management expects average rates earned for the rest of 1996 to be slightly less than comparable periods of the previous year since interest rates have begun to decline.

       Interest expense for the six months ended June 30, 1996 was $ 1,872,000, an increase of $ 52,000, or 2.9% over the first six months of 1995. Increases in time deposits of 4.6% resulted in higher interest expense for the first six months of 1996 compared to the first six months of 1995. Management expects average rates paid for the rest of 1996 to be slightly less than comparable periods of the previous year since interest rates have begun to decline.


Page 9 of 15 pages

       Net interest margins for the first six months of 1996 were $ 1,837,000 compared to $ 1,752,000 as of June 30, 1995, an increase of 4.9%. Liquidity and interest rate risk are continuously monitored through asset-liability committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

OTHER INCOME

Second Quarter 1996 vs. Second Quarter 1995

       Noninterest income rose from $ 81,000 in 1995 to $ 86,000 in 1996. Service charges on deposit accounts increased $ 5,000 over the prior period primarily due to increases in the Bank's fee schedule. Earnings on cash surrender value of directors/officers life insurance policies of $ 33,000 were reported during the second quarter of 1996, while $ 30,000 gains on sales of other real estate owned were reported in the same period of the prior year.

Six Months 1996 vs. Six Months 1995

       Noninterest income for first six months 1996 and the same period in 1995 was $ 165,000 and $ 147,000, respectively. Service charges on deposit accounts were up $ 9,000 primarily due to increases in the Bank's fee schedule. Earnings on cash surrender value of directors/officers life insurance policies of $ 49,000 were reported for the first six months of 1996 while $ 42,000 gains on sales of other real estate owned were reported for the first six months of 1995. Management anticipates further increases in noninterest expense because of increases in the Bank's fee schedule and additional earnings on cash surrender value of life insurance policies. Additional gains on sales of other real estate owned are also expected to be reported in 1996.

OTHER EXPENSES
Second Quarter 1996 vs. Second Quarter 1995

       Noninterest expenses totaled $ 615,000 as of June 30, 1996, a decrease of $ 23,000 over the $ 638,000 recorded for June 30, 1995. Employee related expenses were up $ 11,000, or 3.9%, over the second quarter of 1996 while net occupancy expenses decreased $ 7,000. Other noninterest expenses were down 11% primarily due to a $ 47,000 decrease in FDIC insurance premiums.

Six Months 1996 vs. Six Months 1995

       Noninterest expenses for the first six months of 1996 were $ 1,178,000, a decrease of $ 34,000, or 2.8%, from $ 1,212,000 reported for the same period in 1995. Salaries and related expenses were up 5.1% over the first six months of 1995 due to merit pay increases and additions to staff. Net occupancy expenses increased 2% over the first six months of 1995. Other noninterest expenses decreased 13.5% compared to the first six months of 1995 primarily due to the $ 94,000 decrease in FDIC premiums.

Page 10 of 15 pages

INCOME TAXES

       The income tax provision for the second quarter of 1996 was $ 103,000 compared to $ 88,000 for the second quarter of 1995. The effective income tax rate for the first six months of 1996 was 26.3% compared to 28.3% for the six month period ended June 30, 1995.

PROVISION FOR LOAN LOSSES

       No addition was made to the provision for loan losses for the first six months of 1996, compared to a $ 30,000 provision for the same period of 1995. The provisions were based on management's evaluation of the reserve for possible loan losses.

       A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)


                                    June 30, 1996     June 30, 1995
Allowance for loan losses
  Beginning of period                        $ 345            $ 358

  Loans charged-off during the period:
      Real estate loans                      0                0
      Installment loans                      4                11
      Commercial and all other loans             0               11
            Total charge-offs                    4               22

  Recoveries of loans previously
   charged-off:
      Real estate loans                      0                0
      Installment loans                      8                4
      Commercial and all other loans             26               1
            Total recoveries                     34               5

Net loans charged-off                            30           17

Provision for loan losses charged to
 operations                                      0               30

Allowance for loan losses - end of
 period                                                       $ 375
$ 371

      The loan loss reserve at June 30, 1996 was $ 375,000 compared to $ 345,000 at December 31, 1995 and is considered adequate, in management's judgment, to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

      Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30:





Page 11 of 15 pages

NONPERFORMING LOANS
(In 000's)

                                  90 Days or More
                                       Past Due      Nonaccrual Status
                                  1996       1995    1996        1995

      Real estate loans               $ 357      $ 76    $ 310      $
324
      Installment loans               0          0       0          0
      Demand and time loans              82         2        0
19
         Total loans                  $ 439      $ 78    $ 310      $
343

      There were no restructured loans for any of the time periods set forth above.

ASSETS

      Total assets at June 30, 1996 were $ 101,080,000, a 4.8%
increase from $ 96,449,000 at December 31, 1995.  Net loans at
June 30, 1996 totaled $ 62,676,000, an increase of $ 2,805,000 from
$ 59,871,000 at December 31, 1995. Management intends to contain growth and concentrate on maintaining adequate profit margins.

LIABILITIES

      Total deposits increased 2.4% to $ 88,398,000 at June 30, 1996 compared to $ 86,359,000 at December 31, 1995. Noninterest-bearing deposits increased 10.3% and interest-bearing deposits increased 1.6%.

CAPITAL

      Total equity at June 30, 1996 was $ 9,509,000 representing 9.4% of total assets. Accumulated earnings for the first six months of 1996 were largely offset by a $ 396,000 increase in net unrealized holding losses (net of deferred tax) on available for sale securities.

REGULATORY CAPITAL

      The company maintains ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at June 30, 1996 is as follows:

                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements

      Leverage ratio                    10.04%              4%
      Risk based capital ratios:
        Tier I (core capital)           15.65%              4%
        Combined tier I and tier
         II (core capital plus
         allowance for loan losses)     16.24%              8%




Page 12 of 15 pages

BALANCE SHEET ANALYSIS

      The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
(In 000's)

                                                  Second Quarter
                                              1996           1995

      ASSETS

Federal funds sold                                   $     75      $
241
Securities available for sale                        28,505
22,720
Securities held to maturity:
   Taxable                                           0             1,245
   Exempt from federal income taxes                         0
1,159
     Total securities held-to-maturity               0             2,404
Other investments                                    722           435
Loans                                                  61,885
61,463
     Total interest-earning assets                   91,187
87,263
Cash and due from banks                              2,518         2,344
Bank premises and equipment                          2,073         2,041
All other assets                                     3,403         1,273
Allowance for loan losses                            (     372)    (
 358)
     Total assets                                    $ 98,809      $
92,563

      LIABILITIES

Interest-bearing deposits in domestic
 offices                                             $ 79,882      $
76,548
Federal funds purchased                              698           669
Other short-term borrowings                               213
319
     Total interest-bearing liabilities              80,793
77,536

Noninterest-bearing deposits                         8,195         7,973
All other liabilities                                     481
228
     Total liabilities                               89,469
85,737

      STOCKHOLDERS' EQUITY

Common stockholders' equity                          9,721         7,552
Net unrealized holding losses, net of tax            (      381)   (
  726)
     Total stockholders' equity                         9,340
6,826

     Total liabilities and stockholders'
      equity                                         $ 98,809      $
92,563







Page 13 of 15 pages

















PART II - OTHER INFORMATION

PART II - OTHER INFORMATION




Item 1 - Legal Proceedings

        None

Item 2 - Changes in Securities

        None

Item 3 - Defaults Upon Senior Securities

        Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

        None

Item 5 - Other Information

        None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K - None



























Page 14 of 15 pages

SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        /s/
                                        Clyde H. Bookheimer,
                                        President and Chief Executive
                                        Officer




Date                                    /s/
                                        Doriann Hoffman, Vice
                                        President (Principal Financial
                                        Officer)






























Page 15 of 15 pages