Form 10-Q
period 1996-09-30
FULTON BANCSHARES CORP
filed 1996-11-14
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996
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

          Class                       Outstanding at October 28, 1996
(Common stock, .625 par value)                   495,000

Page 1 of 15 pages









FULTON BANCSHARES CORPORATION

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - September 30, 1996
     and December 31, 1995                                          3
   Condensed consolidated statements of income - three months
     ended September 30, 1996 and 1995                              4
   Condensed consolidated statements of income - nine months
     ended September 30, 1996 and 1995                              5
   Condensed consolidated statements of cash flows - nine
     months ended September 30, 1996 and 1995                       6
   Notes to condensed consolidated financial statements             7
and 8

   Management's discussion and analysis of financial
     condition and results of operations                            9 -
13

PART II - OTHER INFORMATION                                         14

   Signatures                                                       15






















Page 2 of 15 pages
























PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                          September 30,   December 31,
                                             1996            1995  *
     ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks                             $   3,568      $
2,856
Held-to-maturity debt securities                    0              600
Available-for-sale debt securities                  28,179
28,864
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank and FNMA Preferred
  Stocks, at cost which approximates market         722            501
Loans, net of allowance for loan losses             63,415
59,871
Bank building, equipment, furniture &
 fixtures, net                                      2,097          2,059
Other real estate owned                             408            424
Accrued interest receivable                         386            606
Other assets                                            2,913
668
     Total assets                                   $ 101,688      $
96,449

LIABILITIES
Deposits:
     Noninterest-bearing deposits                   $  10,286      $
7,959
     Interest-bearing deposits:
       Savings deposits                             30,723
29,285
       Time deposits                                   48,635
49,115
          Total deposits                            89,644
86,359
Federal funds purchased                             1,620          0
Accrued interest payable                            445            369
Other liabilities                                         169
 276
          Total liabilities                            91,878
87,004

STOCKHOLDERS' EQUITY
  Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 495,000
   shares issued and outstanding                    309            309
  Surplus                                           2,051          2,051
  Retained earnings                                 7,826          7,102
  Net unrealized (losses) available-
   for-sale securities                              (      376)    (
   17)
          Total stockholders' equity                    9,810
9,445

          Total liabilities and
           stockholders' equity                     $ 101,688      $
96,449

*  Condensed from audited financial statements



The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 15 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)
                                                1996         1995
                                                  (000 Omitted)
Interest & Dividend Income
   Interest & fees on loans                            $   1,458   $
1,441
   Interest & dividends on investment
    securities:
     U.S. Government securities                        407         401
     Obligations of state & political
      subdivisions                                     47          20
   Interest on federal funds sold                      0           3
   Other interest & dividend income                           10
   8
          Total interest & dividend income                 1,922
1,873
Interest Expense
   Interest on deposits                                888         959
   Interest on federal funds purchased                 24          11
   Interest on other borrowed money                           14
   1
          Total interest expense                             926
 971

          Net interest income before
           provision for loan losses                   996         902
Provision for loan losses                                     50
   8

Net interest income after provision
 for loan losses                                             946
 894

Other Income
   Service charges on deposit accounts                 36          24
   Other fee income                                    26          22
   Other noninterest income                            29           8
   Securities gains (losses)                           (        2)
   2
          Total other income                                  89
  56
Other Expense
   Salaries and employee benefits                      274         255
   Net occupancy expenses (including
    depreciation)                                       96         96
   FDIC insurance premiums                             1            (
      5)
   Other noninterest expenses                                209
 179
          Total other expenses                               580
 525

          Net income before income taxes               455         425
Applicable income taxes                                      104
 126
          Net income                                   $     351   $
 299
Weighted average number of shares
 outstanding                                           495,000
472,953

Net income per share                               $     .71    $
 .61
Cash dividends declared per share                  .175         .15


The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 15 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)
                                                1996         1995
                                                  (000 Omitted)
Interest & Dividend Income
   Interest & fees on loans                            $   4,253   $
4,261
   Interest & dividends on investment
    securities:
     U.S. Government securities                        1,225       1,093
     Obligations of state & political
      subdivisions                                     102         59
   Interest on federal funds sold                      21          10
   Other interest & dividend income                           30
   22
          Total interest & dividend income                 5,631
5,445
Interest Expense
   Interest on deposits                                2,746       2,747
   Interest on federal funds purchased                 37          32
   Interest on other borrowed money                           15
   12
          Total interest expense                           2,798
2,791

          Net interest income before
           provision for loan losses                   2,833       2,654
Provision for loan losses                                     50
   38

Net interest income after provision
 for loan losses                                           2,783
2,616

Other Income
   Service charges on deposit accounts                 95          74
   Other fee income                                    81          74
   Other noninterest income                            80          52
   Securities gains (losses)                           (        2)
    3
          Total other income                                 254
  203
Other Expense
   Salaries and employee benefits                      834         788
   Net occupancy expenses (including
    depreciation)                                      298         294
   FDIC insurance premiums                             2           90
   Other noninterest expenses                                624
 565
          Total other expenses                             1,758
1,737

          Net income before income taxes               1,279       1,082
Applicable income taxes                                      321
 312
          Net income                                   $     958   $
 770
Weighted average number of shares
 outstanding                                           495,000
472,953

Net income per share                               $    1.94    $
1.63
Cash dividends declared per share                  .475         .40


The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 15 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1996 and 1995
(UNAUDITED)
                                                 1996        1995
                                                   (000 Omitted)
 Cash flows from operating activities:
  Net income                                           $   958     $
770
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     110         130
     Provision for loan losses                         50          38
     Other - Net                                       (    225)
73
 Net cash provided by operating activities                 893
1,011
 Cash flows from investing activities:
  Officers salary continuation plan                    0           (
 545)
  Sale of OREO property                                17          220
  Partial recovery - Security in default               0           2
  Purchase of investment securities
                      - Available-for-sale             (  8,261)   (
6,725)
                      - Held-to-maturity               0           (
1,365)
  (Purchase) redemption of Federal Home
   Loan Bank and FNMA Preferred Stock                  (    222)   (
 103)
  Sales of available-for-sale securities               5,909       3,601
  Maturities of available-for-sale securities          2,490       1,791
  Net (increase) decrease in loans                     (  3,594)
107
  Purchases of bank premises and equipment -
   Net                                                 (    148)   (
  71)
  Purchases of officers/directors life
   insurance policies                                  (  1,641)   0
  Improvements of OREO property                        (      2)
  0
Net cash provided (used) by investing
 activities                                            (  5,452)   (
3,088)
Cash flows from financing activities:
  Net increase in deposits                             3,286
 2,636
  Cash dividends paid                                  (    235)   (
 198)
  Net proceeds - Sale of common stock                  0           1,310
  Net increase (decrease) in federal funds
   purchased
1,620  (     220)
Net cash provided by financing activities                4,671
3,528

Net increase in cash and cash equivalents                  112
1,451
Cash and cash equivalents, beginning balance             3,456
2,633
Cash and cash equivalents, ending balance              $ 3,568     $
4,084
Supplemental disclosure of cash flows information:
  Cash paid during the period for:
     Interest                                          $ 2,723     $
2,587
     Income taxes                                      475         301
Supplemental schedule of noncash investing
 and financing activities:
  Net unrealized (loss) on investments
   available for sale (net of deferred taxes)          (    376)   (
 234)


The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 15 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1996
(UNAUDITED)

Note 1. Basis of Presentation

        The financial information presented at and for the nine months ended September 30, 1996 and 1995 is unaudited. Information presented at December 31, 1995 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 6. Earnings Per Share of Common Stock

        Earnings per share of common stock were computed based on an average of 495,000 and 472,953 shares for the quarters ended September 30, 1996 and 1995, respectively.

Note 7. Investment Securities

        The carrying amounts of investment securities and their approximate fair values at September 30, 1996 were as follows:

                                    Gross       Gross
                      Amortized   Unrealized  Unrealized     Fair
                        Cost        Gains      (Losses)      Value

Debt securities available for sale:
  State & municipal
   securities                   $  3,827,175           $ 48,636      ($
 14,767)                        $  3,861,044
  U.S. Government
   agencies                     7,506,466 1,376        (  132,047)
7,375,795
  Mortgage-backed
   securities                     17,415,972              6,887      (
480,483)                          16,942,376
                                $ 28,749,613           $ 56,899      ($
                                                    627,297)$ 28,179,215

        There were no securities categorized "Held-to-maturity" or "Trading" at September 30, 1996.

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

Page 8 of 15 pages

FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

       Net after tax income for the first nine months of 1996 was $958,000 compared to $770,000 for the same period in 1995, representing an increase of $ 188,000, or 24.4%. Net income on an adjusted per share basis for the first nine months of 1996 was $ 1.94, an increase of $ .31 from the $ 1.63 per share realized during the nine months ended September 30, 1995.

RESULTS OF OPERATIONS

Third Quarter 1996 vs. Third Quarter 1995

       Interest income for the third quarter of 1996 was $ 1,922,000 compared with $ 1,873,000 as of September 30, 1995, for an increase of $ 49,000, or 2.6%. The increase was due primarily to higher interest earned on debt securities.

       Interest expense for the current quarter was $ 926,000, a decrease of $ 45,000 over the $ 971,000 for the same period of the prior year. Interest-bearing deposits, primarily higher rate time deposits, decreased $ 263,000, or .3% from June 30, 1996 while interest-bearing deposits increased by $ 617,000 in the quarter ended September 30, 1995. Management expects average rates for the remainder of 1996 to be lower than comparable periods of the previous year.

       Net interest income for the third quarter of 1996 totaled
$ 996,000, up $ 94,000 from the third quarter of 1995.

Nine Months 1996 vs. Nine Months 1995

       Interest income for the first nine months of 1996 was $ 5,631,000 compared to $ 5,445,000 as of September 30, 1995, for an increase of $ 186,000, or 3.4%. This increase was primarily due to the repricing of adjustable-rate debt securities at higher market interest rates. Management expects average rates earned for the rest of 1996 to be less than comparable periods of the previous year since interest rates have declined.

       Interest expense for the nine months ended September 30, 1996 was $ 2,798,000, an increase of $ 7,000, or .3% over the first nine months of 1995. Although average interest-bearing deposits, primarily savings deposits, increased 3.4% over the same period in 1995, the average rates paid for those deposits decreased significantly. Management expects average rates paid for the rest of 1996 to be less than comparable periods of the previous year since interest rates have declined.



Page 9 of 15 pages

       Net interest income for the first nine months of 1996 was $ 2,833,000 compared to $ 2,654,000 as of September 30, 1995, an increase of 6.7%. Liquidity and interest rate risk are continuously monitored through asset-liability committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

OTHER INCOME

Third Quarter 1996 vs. Third Quarter 1995

       Noninterest income rose from $ 56,000 in 1995 to $ 89,000 in 1996. Service charges on deposit accounts increased $ 12,000 over the prior period primarily due to increases in the Bank's fee schedule. Earnings on cash surrender value of directors/officers life insurance policies of $ 29,000 were reported during the third quarter of 1996, while $ 7,000 gains on sales of other real estate owned were reported in the same period of the prior year.

Nine Months 1996 vs. Nine Months 1995

       Noninterest income for first nine months 1996 and the same period in 1995 were $ 254,000 and $ 203,000, respectively. Service charges on deposit accounts were up $ 21,000, primarily due to increases in the Bank's fee schedule. Earnings on cash surrender value of directors/officers life insurance policies of $ 78,000 were reported for the first nine months of 1996 while a $ 49,000 gain on sales of other real estate owned were reported for the first nine months of 1995. Management anticipates further increases in noninterest income because of increases in the Bank's fee schedule and additional increases of cash surrender value of life insurance policies.

OTHER EXPENSES

Third Quarter 1996 vs. Third Quarter 1995

       Noninterest expenses totaled $ 580,000 as of September 30, 1996, an increase of $ 55,000 over the $ 525,000 recorded for September 30, 1995. Employee related expenses were up $ 19,000, or 7.5%, over the third quarter of 1996 while net occupancy expenses remained constant. Other noninterest expenses were up 21%, primarily due to a $ 52,000 Bank Insurance Fund refund received in the third quarter of 1995.

Nine Months 1996 vs. Nine Months 1995

       Noninterest expenses for the first nine months of 1996 were $ 1,758,000, an increase of $ 21,000, or 1.2%, from $ 1,737,000 reported for the same period in 1995. Salaries and related expenses were up 5.8% over the first nine months of 1995 due to merit pay increases and additions to staff. Net occupancy expenses increased 1.4% over the first nine months of 1995. Other noninterest expenses decreased 4.4% compared to the first nine months of 1995 primarily due to the $ 88,000 decrease in net FDIC insurance premiums.

Page 10 of 15 pages

INCOME TAXES

       The income tax provision for the third quarter of 1996 was $ 104,000 compared to $ 126,000 for the third quarter of 1995. The effective income tax rate for the first nine months of 1996 was 25.1% compared to 28.8% for the nine month period ended September 30, 1995. The significant decrease in the effective income tax rate is the result of a 73% increase in tax-exempt interest on obligations of state and political subdivisions, and the nontaxable income related to the increase in the cash surrender value of officers life insurance.

PROVISION FOR LOAN LOSSES

       A $ 50,000 addition was made to the provision for loan losses for the first nine months of 1996, compared to a $ 38,000 provision for the same period of 1995. The provisions were based on management's evaluation of the reserve for possible loan losses.

       A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)


                              September 30, 1996    September 30, 1995
Allowance for loan losses
  Beginning of period                    $ 345                $ 358

  Loans charged-off during the period:
      Real estate loans                  0                    0
      Installment loans                  4                    11
      Commercial and all other loans         0                   14
            Total charge-offs                4                   25

  Recoveries of loans previously
   charged-off:
      Real estate loans                  0                    0
      Installment loans                  10                   6
      Commercial and all other
       loans                                                      31
    1
            Total recoveries                 41                   7

Net loans charged-off (recovered)        (     37)            18

Provision for loan losses charged to
 operations                                 50                   38

Allowance for loan losses - end of
 period                                                       $ 432
$ 378

      The loan loss reserve at September 30, 1996 was $ 432,000 compared to $ 345,000 at December 31, 1995 and is considered adequate, in management's judgment, to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.



Page 11 of 15 pages

      Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30:

NONPERFORMING LOANS
(In 000's)
                                  90 Days or More
                                       Past Due      Nonaccrual Status
                                  1996       1995    1996        1995

      Real estate loans               $ 572      $ 568   $ 317      $
310
      Installment loans               11         48      0          0
      Demand and time loans              27        133       0
19
         Total loans                  $ 610      $ 749   $ 317      $
329

      There were no restructured loans for any of the time periods set forth above.

ASSETS

      Total assets at September 30, 1996 were $ 101,688,000, a 5.4% increase from $ 96,449,000 at December 31, 1995. Net loans at
September 30, 1996 totaled $ 63,415,000, an increase of $ 3,544,000 from $ 59,871,000 at December 31, 1995. Management intends to contain growth and concentrate on maintaining adequate profit margins.

LIABILITIES

      Total deposits increased 3.8% to $ 89,644,000 at September 30, 1996 compared to $ 86,359,000 at December 31, 1995. Noninterest-bearing deposits increased 29.2% and interest-bearing deposits increased 1.2%.

CAPITAL

      Total equity at September 30, 1996 was $ 9,810,000 representing 9.6% of total assets. Accumulated earnings of $ 958,000 for the first nine months of 1996 were offset by a $ 359,000 increase in net unrealized holding losses (net of deferred taxes) on available for sale securities.

REGULATORY CAPITAL

      The company maintains ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at September 30, 1996 is as follows:

                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements
      Leverage ratio                    10.0%               4%
      Risk based capital ratios:
        Tier I (core capital)           16.2%               4%
        Combined tier I and tier
         II (core capital plus
         allowance for loan losses)     16.9%               8%

Page 12 of 15 pages

BALANCE SHEET ANALYSIS

      The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
(In 000's)

                                                  Third Quarter
                                              1996           1995

      ASSETS

Federal funds sold                                   $       0     $
132
Securities available for sale                        28,588
25,141
Securities held to maturity:
   Taxable                                           0             1,246
   Exempt from federal income taxes                          0
1,592
     Total securities held-to-maturity               0             2,838
Other investments                                    722           490
Loans                                                   63,417
61,232
     Total interest-earning assets                   92,727
89,833
Cash and due from banks                              2,786         2,389
Bank premises and equipment                          2,068         2,019
All other assets                                     3,513         1,203
Allowance for loan losses                            (      413)   (
 374)
     Total assets                                    $ 100,681     $
95,070

      LIABILITIES

Interest-bearing deposits in domestic
 offices                                             $  79,220     $
77,214
Federal funds purchased                              1,745         560
Other short-term borrowings                               613
648
     Total interest-bearing liabilities              81,578
78,422

Noninterest-bearing deposits                         9,606         7,444
All other liabilities                                     354
411
     Total liabilities                               91,538
86,277

      STOCKHOLDERS' EQUITY

Common stockholders' equity                          9,578         9,083
Net unrealized holding losses, net of tax            (      435)   (
  290)
     Total stockholders' equity                          9,143
8,793

     Total liabilities and stockholders'
      equity                                         $ 100,681     $
95,070







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