Form 10-K
period 1996-12-31
FULTON BANCSHARES CORP
filed 1997-04-03
CIK 850626

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996
Commission file number:  33-85626


                FULTON BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                25-1598464
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                    17233
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number,
 including area code:                     (717) 485-3144


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

   Class                      Outstanding at March 4, 1997
(Common stock, .625 par value)         495,000


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 1997
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.











































-1-


Item 1.   Business.

Description of the Company

         Fulton Bancshares Corporation (the "Company"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising the Fulton County National Bank and Trust Company (the "Bank"), and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation ("FCCDC"), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had minimal activity in 1996, and has no employees.
         The principal executive office of the Company is located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233. The telephone number of the Company is (717) 485-3144.
         The Company has no employees.
-2-


Supervision and Regulation - The Company
         The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Company to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank. The Bank Holding Company Act prohibits acquisition by the Company of more than five percent (5%) of the voting shares of, or interest in, all or substantially all of the assets of any bank located outside of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.
         A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.




-3-


         The Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries.
         Federal law prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the Management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities of the bank holding company. A person or group holding revocable proxies to vote 25% or more of the stock of a bank or its holding company would presumably be deemed to control the institution for purposes of this federal law.
         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.




-4-


Permitted Activities
         The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company does not at this time engage in any of the permissible activities described below, nor does the Company have any current plans to engage in these activities in the foreseeable future.
         While the types of permissible activities are subject to a variety of limitations and to change by the Federal Reserve Board, the principal activities that presently may be conducted by a bank holding company and may in the future be engaged by the Company are: (1) making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by consumer finance, credit card, mortgage, commercial finance and factoring companies; (2) operating as an industrial bank or similar entity in the manner authorized by state law so long as the institution does not both accept demand deposits and make commercial loans; (3) operating as a trust company in the manner authorized by federal or state law so long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board; (4) acting as an investment or financial advisor to -5-


investment companies and other persons; (5) leasing personal and real property or acting as agent, broker or advisor in leasing property; (6) making equity and debt investments in corporations or projects designed primarily to promote community welfare; (7) providing to others financially oriented data processing or bookkeeping services; (8) acting as an insurance agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit; (9) acting as underwriter for credit life insurance and credit accident and health insurance: (10) providing courier services of a limited character; (11) providing management consulting advice to nonaffiliated banks and nonbank depository institutions;
(12) selling money orders, travelers' checks and United States savings bonds; (13) performing appraisals of real estate; (14) acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors; (15) providing securities brokerage services, related securities credit activities and incidental activities such as offering custodial services, individual retirement accounts and cash management services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing or investment advice or research services; (16) underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions such as bankers' acceptances and certificates of deposit; (17) providing general information, advisory services and statistical forecasting with respect to foreign exchange markets; (18) acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments; (19) performing personal property appraisals that require expertise regarding all types of personal and business property, including intangible property such as corporate securities; (20) providing commodity trading and futures commission merchant advice; (21) providing consumer financial counseling to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments; (22) providing tax planning and preparation advice to corporations and individuals; (23) providing check guaranty services to subscribing merchants; (24) operating a collection agency and credit bureau; and (25) acquiring and operating thrift institutions, including savings and loan associations, building and loan associations and FDIC-insured savings banks.
Certain Provisions of Pennsylvania Banking Law
         Under the Pennsylvania Banking Code of 1965, as amended, (the "Code"), the Company has been permitted since March 4, 1990 to control an unlimited number of banks. However, the Company would be subject to the requirements of the Bank Holding Company Act as discussed in the "Supervision and Regulation - The Company" section above.
         Also since March 4, 1990, the Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. For a further discussion of interstate banking and branching, see the section entitled "Legislation and Regulatory Changes" below.

Legislation and Regulatory Changes
         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and its subsidiary, the Bank. Certain changes of potential significance to the Company which have been enacted recently are discussed below.
         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act") permits interstate banking to occur. Bank holding companies, pursuant to an amendment to the Bank Holding Company Act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after September 29, 1997 if the bank is adequately capitalized and demonstrates good management. Branch merging will be permitted earlier if a state undertakes to enact a law which allows it and states may also enact a law to permit banks to branch de novo. As a national bank, the Bank currently can relocate its main office across state lines by utilizing a provision in the National Bank Act which permits such relocation to a location not more than thirty miles from its existing main office.
         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted in August of 1989. This law was enacted primarily to improve the supervision of savings associations by strengthening capital, accounting and other supervisory standards. In addition, FIRREA reorganized the FDIC by creating two deposit insurance funds to be administered by the FDIC: The Savings Association Insurance Fund and the Bank Insurance Fund. Customers' deposits held by the Bank are insured under the Bank Insurance Fund. FIRREA also regulates real estate appraisal standards and the supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank.
-10-


Effects of Inflation
         Inflation has some impact on the Company's, the Bank's, and FCCDC's operating costs. Unlike many industrial companies, however, substantially all of the Bank's and FCCDC's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's, the Bank's, and FCCDC's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.
Monetary Policy
         The earnings of the Company, the Bank, and FCCDC are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.
-11-


         The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Company, the Bank, and FCCDC cannot be predicted. Environmental Regulation
         There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the Bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, the Company, the Bank, and FCCDC are not party to any pending legal proceeding pursuant to any environmental statute, nor is the Company, the Bank, or FCCDC aware of any circumstances which may give rise to liability under any such statute.

-12-


Description of the Bank
         The Bank was organized on February 24, 1887 as a Pennsylvania state-chartered banking institution. It converted to a national banking association on September 5, 1933, and is presently under the supervision of the Office of the Comptroller of the Currency (the "Comptroller"). The Bank is a member of the Federal Reserve System. Customers' deposits held by the Bank are insured by the FDIC to the maximum extent permitted by law. The Bank's legal headquarters are located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233.
         The Bank engages in a full service commercial and consumer banking business, including the acceptance of time and demand deposits and the making of secured and unsecured commercial and consumer loans, and offering trust services.
 The Bank's primary service area is located in Fulton County, Pennsylvania. Specifically, the main office of the Bank is located in McConnellsburg, the county seat. Within the defined service area of the Bank's main office, the banking business is highly competitive. The Bank competes with regionally-based commercial banks, all of which have greater assets, capital and lending limits. The Bank also competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage



-13-


firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities.
         In order to compete effectively in this market and to obtain business from individuals, small and medium-sized businesses and professionals, the Bank offers specialized services such as extended hours of operation and personal and business checking accounts at competitive rates in addition to traditional commercial and consumer banking and trust services. The Bank accepts time, demand and savings deposits, including passbook accounts, statement savings accounts, NOW accounts, money market accounts, regular savings accounts, certificates of deposit and club accounts.
 The Bank makes secured and unsecured commercial, consumer, installment and construction loans. Consumer loans include revolving credit lines and commercial lending. The following support services are offered by the Bank to make financial management more efficient and convenient for its customers: bank by mail, direct deposit, drive-in banking, Federal Tax Depository, automatic teller machine, MasterCard/Visa applications and cash advances, night deposit services, notary public services, payroll deduction plan, personal collections, safe deposit boxes, signature guarantees, travelers checks, treasury securities, U.S. Savings Bonds, individual retirement accounts, and utility and municipal payments. The Bank also provides discount -14-


brokerage services. The Bank expects to experience a modest increase in growth.
Lending Activities
         It is the Bank's general policy to grant all of its loans in its primary trade area. This trade area includes all of Fulton County, Southern Huntington County and the Hancock, Maryland area. The Bank's lending objectives are as follows: (1) to establish a diversified loan portfolio composed of a predetermined mix of mortgage loans, commercial loans, consumer loans and all other loan types; (2) to provide a satisfactory rate of return to its shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, and collateral quality; and, (3) to provide protection for its depositors by maintaining a predetermined level of loans to deposits to ensure liquidity. The Bank recognizes that the lending of money is a community responsibility which involves a degree of credit risk and is willing to undertake such risks by utilizing standard banking procedures and making prudent judgments when extending credit.
         The Bank makes loans to both individual consumers and commercial entities. The types of loans offered include: (1) loans for businesses and individuals on a
-15-


short term or seasonal basis; (2) loans to individuals for consumer purchases such as appliances, furniture, vacations, etc.: (3) loans secured by marketable stock and bonds providing adequate margins for market fluctuations; (4) short term working capital loans secured by the assignment of accounts receivable and inventory; (5) automobile loans, and (6) second liens on commercial and residential real estate. Loans of these types will be considered desirable by the Bank provided such loans meet the test of sound credit.
         The Bank had adopted the following loan-to-value ratios, in accordance with standards adopted by its bank supervisory agencies:

               Loan Category
                                         Loan-to-Value Limit
         Raw land  65%
         Land development    75%
         Construction:
           Commercial, multifamily, and other
             nonresidential
           1 to 4-family residential   80%
         Improved property   80%
         Owner-occupied 1 to 4 family and
          home equity   80%

The Bank does not assume undue risk on any loan within the loan portfolio, and takes appropriate steps to secure all loans as necessary.


-16-


Concentration
         The Bank is neither dependent upon deposits nor exposed to loan concentrations to a single customer or to a single industry, the loss of any one or more of which would have a material adverse effect on the financial condition of the Bank.
Employees
         As of December 31, 1996, the Bank has forty-six
(46) full-time equivalent employees.
Supervision and Regulation - The Bank
         The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. The operations of the Bank are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC. The primary supervisory authority of the Bank is the Comptroller, which regulates and examines the Bank. The Comptroller has authority to prevent national banks from engaging in unsafe or unsound practices in conducting their businesses.
         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and
-17-


collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches. Under Pennsylvania law, the Bank may establish or acquire branch offices, subject to certain limitations, in any county of the state. National bank branches, however may be established within the permitted area only after approval by the Comptroller.
         As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by the Bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary Bank maintains a correspondent relationship.
FDIC
         Under the Federal Deposit Insurance Act, the
Comptroller possesses the power to prohibit institutions
-18-


regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given sixty (60) days prior written notice and within that time has not disapproved the acquisition or otherwise extended the period for disapproval. Control for purposes of FIRA, means the power, directly or indirectly, to direct the management or policies or to vote twenty-five percent (25%) or more of any class of outstanding stock of a financial institution or its respective holding company. A -19-


person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company such as the Company, would presumably be deemed to control the institution for purposes of FIRA.
Garn-St Germain
         The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities. The 1982 Act also amended FIRA (see above) by eliminating the statutory limits on lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. The 1982 Act, however, also tightened FIRA provisions respecting management interlocks and correspondent bank relationships involving a bank's management personnel.
CRA
         Under the Community Reinvestment Act of 1977, as amended ("CRA"), the Comptroller is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a -20-


branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the Comptroller make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating and a statement describing the basis for the rating, which is publicly disclosed.
BSA
         Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $ 10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $ 10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.
CEBA
         An omnibus federal banking bill, known as the Competitive Equality Banking Act ("CEBA"), was signed into law in August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions -21-


between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed and failing banks; (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan.
FDICIA
    Capital Categories
         In December of 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below:

                 Total       Tier 1    Tier 1     Under a
               Risk-Based  Risk-Based Leverage Capital Order
                 Ratio        Ratio     Ratio  or Directive
CAPITAL CATEGORY
Well capitalized   > 10.0    > 6.0     > 5.0     No
Adequately
 capitalized  > 8.0     > 4.0     > 4.0*
Undercapitalized   < 8.0     < 4.0     < 4.0*
Significantly
 undercapitalized< 6.0  < 3.0     < 3.0
Critically
 undercapitalized       < 2.0

    *  3.0 for those banks having the highest available

regulatory rating.
-22-


Prompt Corrective Action
         In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:
(1) the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.
Operational Controls
         Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations.
-23-


FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.
Examinations and Audits
         Annual full-scope, on site examinations are required for all FDIC-insured institutions except institutions with assets under $ 100 million which are well capitalized, well managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. Banks with total assets of $ 150 million or more are required to submit to their supervising federal and state banking agencies a publicly available annual audit report and are subject to additional accounting and reporting regulations.
Truth-In-Savings
         A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks -24-


with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There are some operational costs of complying with the Truth-In-Savings law.
         Management believes that full implementation of the FDICIA has had no material impact on liquidity, capital resources or reported results of operation.
Item 2.  Properties
         The main administrative office of the Bank which also includes a branch, is located in McConnellsburg, Pennsylvania. The Bank currently has four branch offices one of which is located at Penn's Village on Route 16 at the east end of McConnellsburg, Pennsylvania. This branch office opened on May 11, 1981. In addition, the Bank installed an ATM at the Penn's Village Shopping Center in March, 1989. The Bank also serves the communities surrounding the Pennsylvania/Maryland border through its branch office located in Warfordsburg, Pennsylvania. This branch opened for business on April 4, 1983. On the same day, a third branch office was opened in Hustontown, Pennsylvania, which services Northern Fulton County. Finally, to service the Southern end of Huntington County, the Bank acquired a branch in Shade Gap, Pennsylvania, on -25-


September 26, 1988. On January 7, 1997 ATM's were opened at the Warfordsburg and Hustontown branches. The main office, Warfordsburg, Hustontown and Shade Gap branches are owned by the Bank. The Penn's Village branch is rented.
Item 3.  Legal Proceedings.
         Fulton Bancshares Corporation is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of the Company's management, Fulton Bancshares Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company's operations or financial position.
Item 4.  Submission of Matters to Vote of Security Holders.
         None
Item 5.  Market for Registrant's Common Stock and Related
           Security Holder Matters.

         The corporation's common stock is traded on a limited basis in the local over-the-counter market. As of December 31, 1996, the approximate number of shareholders of record was 451.

                 Market     Cash        Market      Cash
                 Price    Dividend      Price     Dividend
                       1996                   1995
First Quarter $ 27.00   $ .15     $ 25.00   $ .00
Second Quarter     32.00     .15  25.00     .25
Third Quarter 35.00     .179 25.00     .15
Fourth Quarter     35.00     .185 26.00     .15

Item 6.  Selected Financial Data.

                    1996     1995    1994    1993     1992
Income (000 omitted)

Interest income    $ 7,513   $ 7,298   $ 6,417   $ 6,349   $ 6,687
Interest expense   3,725     3,732     3,269     3,575     3,953
Provision for
 loan losses            65        62        48        70        84
Net interest
 income after
 provision for
 loan losses       3,723     3,504     3,100     2,704     2,650
Securities gains
 (losses)     (      2) 5     2       89    16
Other operating
 income            391  276  242  229       240
Other operating
 expenses            2,425     2,304     2,236     2,097     1,972
Income before
 income taxes      1,687     1,481     1,108       925       934
Applicable income
 tax                   455       422       319       225       247
    Net income          $ 1,232   $ 1,059   $   789   $   700   $   687

Per share amounts are based on following weighted averages:

              1996 - 495,000     1994 - 440,000   1992 - 440,000
              1995 - 480,476     1993 - 440,000

Income before
 income taxes      $ 3.41    $  3.08   $   2.52  $  2.10   $  2.12
Applicable income
 taxes             .92  .88  .73  .51       .56
   Net income           2.49 2.20 1.79 1.59      1.56
Cash dividend paid      .66  .55  .48  .44       .43
Book value         20.50     19.08     14.12     15.42     14.26

               1996      1995     1994      1993     1992
Income (000 omitted)

Year-End Balance Sheet Figures (000 omitted)

Total assets  $ 102,355 $  96,449 $  90,890 $  88,349 $  91,253
Net loans      63,791   59,871    60,321    60,998    63,582
Total investment
 securities        28,474    29,365    24,060    18,350    20,372
Deposits-non-
 interest
 bearing       10,000   7,959      7,266     6,930     7,577
Deposits-interest
 bearing       81,632   78,399    76,728    74,220    76,841
Total deposits 91,632        86,358     83,994   81,150    84,418
Liabilities for
 borrowed money        0     0      220         0     0
Total stock-
 holders'
 equity  10,149    9,445       6,214    6,785    6,276

Ratios

Average equity/
 average assets     9.80     9.29  7.23      7.15           6.96
Return on
 average equity    12.57     12.13     12.08     10.73          11.36
Return on
 average assets    1.23 1.13  .87  .77            .79

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations are included on pages 62 through 68.
Item 8.  Financial Statements and Supplementary Data.
         The report of independent auditors and the following consolidated financial statements and schedules of

Fulton Bancshares Corporation and subsidiaries are submitted herewith:
                                                      Page

         Independent auditor's report  30

         Consolidated balance sheets
          December 31, 1996 and 1995   31

         Consolidated statements of income for
          the years ended December 31, 1996, 1995
          and 1994 32-33

         Consolidated statements of changes in
          stockholders' equity for the years ended
          December 31, 1996, 1995, and 1994 34

         Consolidated statements of cash flows for the years ended December 31, 1996, 1995, and 1994 35 - 37

         Notes to consolidated financial
          statements    38 - 60

         Summary of quarterly financial data
          (unaudited)   61

INDEPENDENT AUDITOR'S REPORT



Board of Directors
Fulton Bancshares Corporation
McConnellsburg, Pennsylvania


    We have audited the accompanying consolidated balance sheets of the Fulton Bancshares Corporation and its wholly-owned subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fulton Bancshares
Corporation and its wholly-owned subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.





Chambersburg, Pennsylvania
February 12, 1997

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

         ASSETS
                                           1996            1995
Cash and due from banks $   3,731,071  $   2,855,829
Federal funds sold        495,000 600,000
Securities available for sale     27,751,699     28,863,968
Federal Reserve, Atlantic Central
 Bankers Bank and Federal Home Loan
 Bank stocks          722,550     500,650
Loans, net of reserve for loan losses
 1996 - $ 443,659; 1995 - $ 344,801       63,791,136  59,870,747
Premises and equipment      2,148,583  2,059,137
Accrued interest receivable  634,935   606,334
Real estate owned other than premises  337,117   424,245
Cash surrender value of life insurance 2,374,288 552,545
Other assets          369,028          116,009
         Total assets   $ 102,355,407  $ 96,449,464

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest bearing $   9,999,893  $  7,959,377
    Interest bearing       81,632,387    78,399,170
                91,632,280   86,358,547
Accrued interest payable     372,949   369,514
Other liabilities (including accrued
 income taxes 1996 - $ 4,992; 1995 -
 $ 127,517)         201,678       276,419
         Total liabilities      92,206,907    87,004,480

STOCKHOLDERS' EQUITY
    Common stock:  par value $ .625 per
     share, 4,000,000 shares authorized
     and 495,000 shares issued at
     December 31, 1996 and 1995   309,375   309,375
    Additional paid-in capital    2,051,275 2,051,275
    Retained earnings   8,006,318 7,101,377
    Unrealized holding losses, net of
     tax 1996 - $ 112,544; 1995 -
     $ 8,780  (      218,468)     (       17,043)
         Total stockholders' equity       10,148,500      9,444,984
         Total liabilities and
          stockholders' equity    $ 102,355,407  $ 96,449,464

The Notes to Consolidated Financial Statements are an integral part of these statements.
-31-


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

                                 1996         1995         1994
Interest Income
    Interest and fees on loans    $ 5,676,179    $ 5,649,463    $ 5,160,709
    Interest and dividends on
     investment securities:
         U.S. Government securities    15,971    25,874    34,753
         Other U. S. Government
          agencies   415,389 313,159     258,336
         Mortgage backed securities    1,185,034 1,158,881 870,628
         Obligations of states and
          political subdivisions  152,730   80,630    45,758
    Interest on federal funds sold     23,106    38,599    21,574
    Other interest and
     dividends          44,338         31,560         25,143
         Total interest income      7,512,747      7,298,166      6,416,901
Interest Expense
    Interest on deposits     3,659,385 3,687,892 3,245,286
    Interest on federal funds
     purchased     49,609    31,956    16,010
    Interest on other borrowed
     money           16,195       11,786          7,475
         Total interest expense      3,725,189     3,731,634      3,268,771
         Net interest income
          before provision
          for loan losses    3,787,558 3,566,532 3,148,130
Provision for Loan Losses          65,000        62,500         48,000
         Net interest income
          after provision
          for loan losses       3,722,558     3,504,032      3,100,130
Other Income
    Service charges on deposit
     accounts 129,633   98,609    102,277
    Other service charges and fees     102,392   69,147    80,025
    Trust department income  43,132    41,815    41,283
    Gain (loss) on sale of
     investment securities   (       2,044) 5,427     2,192
    Gain (loss) on sale of
     other real estate  (       1,772) 46,252    15,657
    Earnings - Cash surrender
     value of life insurance 112,733   8,157     0
    Other income          4,505        11,720          2,830
         Total other income       388,579       281,127        244,264

The Notes to Consolidated Financial Statements are an integral part of these statements.
-32-


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
Years Ended December 31, 1996, 1995 and 1994

                                 1996         1995         1994

Other Expenses
    Salaries, fees and
     employee benefits  $ 1,128,686    $ 1,071,628    $   956,834
    Net occupancy expense
     of bank premises and
     furniture and equipment
     expense  417,777   370,424   325,032
    FDIC insurance premiums  1,493     98,248    195,364
    Other expenses     876,909        763,260        758,777
         Total other expenses       2,424,865      2,303,560      2,236,007
         Income before income
          taxes    1,686,272 1,481,599 1,108,387
    Applicable income taxes      454,631        422,326        319,569
              Net income     $ 1,231,641    $ 1,059,273    $   788,818

Earnings per common share    $     2.49     $     2.20     $     1.79
























The Notes to Consolidated Financial Statements are an integral part of these statements.
-33-


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994

                                Additional               Unrealized
                     Capital     Paid-In     Retained     Holding
                      Stock      Capital     Earnings     Losses

Balance - December 31,
 1993    $ 275,000 $   775,000    $ 5,734,536    $          0
    Net income     0    0    788,818   0
    Cash dividends
     ($ .475 per share) 0    0    (    209,000)  0
    Unrealized (loss)
     on investment
     securities available
     for sale, net of
     tax         0          0              0     (  1,149,895)
Balance - December 31,
 1994      275,000   775,000    6,314,354   (  1,149,895)
    Net income     0    0    1,059,273 0
    Cash dividends
     ($ .55 per share)  0    0    (    272,250)  0
    Proceeds from
     issuance of stock  34,375    1,276,275 0    0
    Unrealized gain
     on investment
     securities available
     for sale, net of
     tax         0          0              0       1,132,852
Balance - December 31,
 1995     309,375    2,051,275     7,101,377     (      17,043)
    Net income     0    0    1,231,641 0
    Cash dividends
     ($ .66 per share)  0    0    (    326,700)  0
    Unrealized (loss)
     on investment
     securities available
     for sale, net of
     tax         0          0              0     (     201,425)
Balance - December 31,
 1996    $ 309,375 $ 2,051,275    $ 8,006,318    ($    218,468)


The Notes to Consolidated Financial Statements are an integral part of these statements.

-34-


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994

                               1996          1995        1994
Cash flows from operating activities:
    Net income     $ 1,231,641    $  1,059,273   $     788,818
    Adjustments to reconcile
     net income to net cash
     provided by operating activities:
         Depreciation and
       amortization     169,381   152,452   133,052
         Provision for loan losses     65,000    62,500    48,000
         Deferred income taxes    (     32,037)  (       2,951)           43,584
         (Increase) in CSV -
          Officers' life
          insurance     (     80,743)  (       7,545) 0
         (Gain) loss on disposal
          of other real estate    1,772     (      46,252) (      15,657)
         (Gain) loss on sale of
          investment securities   2,044     (       5,427) (       2,192)
         Loss on disposal of
          fixed assets  0    0    2,414
         (Increase) decrease in
          other assets  (    140,842)  30,675    9,175
         (Increase) decrease in
          interest receivable     (     28,601)  (      31,705) (     101,267)
         Increase (decrease) in
          interest payable   3,435     57,502    10,368
         Increase (decrease) in
          other liabilities  (     48,502)       100,461        37,399
Net cash provided by
 operating activities     1,142,548       1,368,983        95,694

Cash flows from investing activities:
    Maturities of investment
     securities to be held
     to maturity   0    0    300,000
    Purchases of investment
     securities to be held
     to maturity   0    (   1,365,219) (   1,218,824)
    Sales of investment
     securities available
     for sale 5,909,298 8,204,138 2,275,056

The Notes to Consolidated Financial Statements are an integral part of these statements.

-35-


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1996, 1995 and 1994

                               1996          1995        1994


    Maturities of investment
     securities available
     for sale $ 3,607,407    $  2,953,262   $  3,320,425
    Purchases of investment
     securities available
     for sale (  8,713,580)(  13,271,590)   (  12,127,269)
    Net decrease (increase)
     in loans (  3,985,389)  374,615   321,430
    Purchases of property
     and equipment (    189,847)  (     149,491) (     607,592)
    Purchases of FRB and
     FHLB stock    (    221,900)  (     103,050) 0
    Purchase of officers'
     life insurance     (  1,741,000)  (     545,000) 0
    Proceeds from sales of
     other real estate  16,728    243,502           60,360
    Purchases of other
     real estate   (      1,056)  (      69,684)           0
Net cash (used) by
 investing activities   (  5,319,339)  (    3,728,517)     (  7,676,414)

Cash flows from financing activities:
    Proceeds from issuing
     common stock  0    1,310,650 0
    Net increase in deposits 5,273,733 2,364,440 2,843,560
    Dividends paid (    326,700)  (     272,250) (    209,000)
    Net (decrease) increase
     in federal funds
     purchased               0    (     220,000)     220,000
Net cash provided by
 financing activities     4,947,033       3,182,840     2,854,560

Net increase (decrease)
 in cash and cash equivalents     770,242   823,306   (  3,868,160)

Cash and cash equivalents
 at beginning of year     3,455,829       2,632,523      6,500,683
Cash and cash equivalents
 at end of year    $ 4,226,071    $  3,455,829   $  2,632,523

The Notes to Consolidated Financial Statements are an integral part of these statements.
-36-


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1996, 1995 and 1994



                               1996         1995          1994

Supplemental disclosure of cash flows information:

    Cash paid during the year for:

         Interest  $ 3,721,754    $ 3,674,132    $ 3,258,403
         Income taxes   609,193   375,406   173,284


Supplemental schedule of noncash investing and financing activities:

    Unrealized holding gain
     (loss), net of tax ($   201,425)  $ 1,132,852    ($ 1,149,895)

    Loans transferred to
     other real estate owned $         0    $    23,884    $   308,248

    Other real estate owned
     transferred to
     property and equipment  $    69,684    $         0    $         0

    Transfer of investment
     securities from "held
     to maturity" to "available
     for sale"     $         0    $ 2,884,933    $         0











The Notes to Consolidated Financial Statements are an integral part of these statements.

-37-


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Significant Accounting Policies

Nature of Operations

Fulton Bancshares Corporation's primary activity consists of owning and supervising its subsidiaries:

O Fulton County National Bank and Trust Company, which is engaged in providing banking and bank related services, principally in Fulton and Huntingdon Counties. Its five branches are located in McConnellsburg (2), Shade Gap,
    Warfordsburg and Hustontown.

O   Fulton County Community Development Corporation,
    which was formed on June 7, 1996 to support
    efforts of the local downtown business
    revitalization project by making   low interest
    loans to eligible small businesses for the purpose of facade improvement. Future projects are expected to include small business marketing, new business creation, small business education, and housing for low-to-moderate income individuals.

Principles of Consolidation

The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, the Fulton County National Bank and
Trust Company and the Fulton County Community
Development Corporation. All significant intercompany transactions and accounts have been eliminated.

See Note 13 for parent company financial statements.

Basis of Accounting

The corporation uses the accrual basis of accounting.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of
-38-


Note 1.  Significant Accounting Policies (Continued)

assets and liabilities and disclosure of contingent
assets and liabilities at the date of the financial
statements and the reported amounts of revenues and
expenses during the reporting     period.  Actual
results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the corporation's allowances for losses on loans and foreclosed real estate.
Such agencies may require the corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Investment Securities

Under SFAS 115, the Corporation's investments in securities are classified in three categories and accounted for as follows.

O Trading Securities. Securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. The
    Corporation had no trading securities in 1996 or 1995.

O   Securities to be Held to Maturity.  Bonds and
    notes for which the Corporation has the positive
    intent and ability to hold to maturity are
    reported at cost,   adjusted for amortization of
    premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

O   Securities Available for Sale.  Securities
    available for sale consist of bonds and notes
    not classified as trading securities nor as
    securities to be held to maturity.  These are
    securities that management intends to use as a
    part of its asset and liability management
    strategy and may be sold in   response to changes
    in interest rates, resultant prepayment risk and other related factors.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Fair values for investment securities are based on quoted market prices.

The Corporation has classified all of its investment securities as "available for sale" at December 31, 1996 and 1995.

Loans and Reserve for Possible Loan Losses

Loans are stated at the amount of unpaid principal, reduced by a reserve for loan losses and increased or decreased by net deferred loan origination fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The reserve for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal is unlikely.

The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is uncertain. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal.

In accordance with SFAS No. 91, loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. These amounts are being amortized over the contractual life of the related loans.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on both straight-line and accelerated methods over the estimated useful lives of the various assets as follows:

                                      Years

    Computer software   3 - 5
    Premises  5 - 50
    Equipment and vehicles   3 - 25

Repairs and maintenance are charged to operations as incurred.

Assets Received in Foreclosure

Assets received in foreclosure are recorded at the lower of the outstanding principal balance of the related loans or the estimated market value of collateral held less costs to sell. Any adjustment required to write down the property to net realizable value is charged to the allowance for loan losses. Costs of holding and maintaining the property are charged to expense when incurred.

Earnings per Share

Earnings per common share were computed based on:
495,000 shares of common stock outstanding in 1996;
480,476 shares of common stock outstanding in 1995, and 440,000 shares of common stock outstanding in 1994 after retroactive recognition of a two-for-one stock split in August 1994.

Federal income taxes

For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these and timing differences in depreciation expense and loan costs, deferred income taxes are provided in the financial statements. See Note 9 for further details.

Statements of Cash Flows

For purposes of the Statements of Cash Flows, cash and cash equivalents include those amounts in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No.
104, the corporation has elected to present the net change in interest bearing deposits with banks, deposits, and loans in the Statements of Cash
Flows.
-42-


Note 1.  Significant Accounting Policies (Continued)

Fair values of financial instruments

Statement of Financial Accounting Standards No.
107, Disclosures About Fair Value of Financial
Instruments, requires disclosure of fair value
information about financial instruments,    whether or
not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the corporation.

The following methods and assumptions were used by the corporation in estimating fair values of financial instruments as disclosed herein:

    Cash and Cash Equivalents. The carrying amounts of cash and short-term instruments approximate their fair value.

    Securities to be Held to Maturity and Securities
    Available for Sale.  Fair values for
    investment securities are based on quoted market prices.

    Loans Receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

    Deposit Liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

    Long-Term Borrowings. The fair value of the Bank's long-term debt is estimated using a discounted cash flow analysis based on the Bank's current incremental borrowing rate for similar types of borrowing arrangements.

    Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

    Off-Balance-Sheet Instruments. The Bank generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Advertising

The Corporation expenses advertising costs as
incurred.  Advertising expenses for the years    ended
December 31, 1996, 1995 and 1994 were $ 60,361,
$ 55,332, and $ 61,124, respectively.

Note 2.  Investments

The amortized cost and fair value of investment securities available for sale at December 31, 1996 were:

                              Gross     Gross
                 Amortized  Unrealized Unrealized  Fair
                   Cost       Gains     Losses     Value
Obligations of U. S.
 Government
 corporations
 and agencies $   7,004,547  $ 13,639  $   63,181     $ 6,955,005
Obligations of
 states and
 political
 subdivisions 4,280,094 74,717    6,432     4,348,379
Mortgage-backed
 securities     16,798,070      9,049    358,804  16,448,315
    Totals         $ 28,082,711   $ 97,405  $ 428,417 $27,751,699

During 1995 the Financial Accounting Standards Board
(FASB) issued Supplemental Guidance regarding the implementation of SFAS No. 115 Accounting for
Certain Investments in Debt and Equity Securities.
In connection with this supplemental guidance the FASB provided a one-time opportunity for institutions to redesignate their security classifications without "tainting" any of their investment pools.

After extensive review of the Corporation's security portfolio in November 1995, management moved
$ 2,884,933 of securities classified as held-to-maturity to the available for sale classification and accordingly carries these securities at their market value. No securities were moved from the available for sale classification to the held-to-maturity classification and no securities were classified as trading.

The amortized cost and fair value of investment securities available for sale at December 31, 1995 were:

                              Gross      Gross
                  Amortized Unrealized Unrealized   Fair
                    Cost      Gains      Losses     Value
Obligations of U. S.
 Government
 corporations
 and agencies $   4,925,750  $  31,212 $  38,255 $ 4,918,707
Obligations of
 states and
 political
 subdivisions 1,738,975 58,063    5,701     1,791,337
Mortgage-backed
 securities   21,822,191     34,774    109,793   21,747,172
U. S. Treasury
 securities        402,875       3,877         0     406,752
    Totals         $ 23,889,791    $ 127,926     $ 153,749 $28,863,968

The amortized cost and fair value of investment securities available for sale at December 31, 1996, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Amortized      Fair
                                     Cost         Value

    Due in one year or less  $          0   $           0
    Due after one year through
     five years    8,371,264 8,338,059
    Due after five years through
     ten years     2,913,377 2,965,325
    Mortgage-backed securities      16,798,070     16,448,315
         $ 28,082,711   $ 27,751,699

Proceeds from sales of securities available for sale during 1996 were $ 5,909,298. Gross gains and losses on those sales were $ 9,818 and $ 11,862, respectively. Proceeds from maturities of investment securities during 1996 were $ 3,607,407, resulting in no gains or losses. Included in shareholders' equity at December 31, 1996 is $ 218,468 of unrealized holding losses on securities available for sale, net of $ 112,544 in deferred taxes.
-46-


Note 2.  Investments (Continued)

Proceeds from sales of securities available for sale during 1995 were $ 8,204,138. Gross gains and losses on those sales were $ 33,278 and $ 27,851, respectively. Proceeds from maturities of investment securities during 1995 were $ 2,953,262, resulting in no gains or losses. Included in shareholders' equity at December 31, 1995 is $ 17,043 of unrealized holding losses on securities available for sale, net of $ 8,780 in deferred taxes.

The Bank owns the following equity securities at December 31:

                                   1996       1995

    Federal Home Loan Bank   $ 491,700 $ 419,800
         Atlantic Central Bankers Bank 10,000    10,000
         Federal Reserve Bank     70,850    70,850
         FNMA Preferred   150,000         0
              $ 722,550 $ 500,650

Securities with a cost basis of $ 4,403,144 (fair value of $ 4,362,560) and $ 3,927,652 (fair value of $ 3,908,488) at December 31, 1996 and 1995,
respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.  Reserve for Loan Losses

Activity in the reserve for loan losses is summarized as follows:

                                 1996      1995      1994

Balance at beginning of period    $ 344,801 $ 358,006 $ 400,388
Recoveries         43,050    7,472     9,356
Current year provision charged
 to income            65,000    62,500    48,000
    Total               452,851   427,978   457,744
Losses                      9,192    83,177    99,738
Balance at end of period     $ 443,659 $ 344,801 $ 358,006

Note 4.  Premises and Equipment

A summary of bank premises and equipment is as follows:

                                     Accumulated Depreciated
    Description            Cost      Depreciation  Cost
                                        1996
Premises and improvements
 (including land
 $ 269,586)   $ 2,065,990    $   399,769    $ 1,666,221
Equipment, furniture &
 fixtures     1,154,990 709,836   445,154
Vehicles 35,749    17,863    17,886
Construction in
 process      19,322               0        19,322
         $ 3,276,051    $ 1,127,468    $ 2,148,583

                                        1995
Premises and improvements
 (including land
 $ 199,902)   $ 1,949,974    $   347,423    $ 1,602,551
Equipment, furniture &
 fixtures     1,031,501 599,950   431,551
Vehicles      35,749         10,714         25,035
         $ 3,017,224    $   958,087    $ 2,059,137

Depreciation expense amounted to $ 169,381 in 1996, $ 152,452 in 1995 and $ 124,608 in 1994.

Note 5.  Loans

The Bank grants agribusiness, commercial and residential loans to customers primarily in Fulton
County, Pennsylvania and adjoining counties in Pennsylvania and Maryland. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector
(approximately 11.5% of loan portfolio).

The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the corporation upon the extension of credit, is based on management's credit evaluation of the customer.
Collateral held varies but generally includes equipment and real estate.

Loans consist of the following at December 31 (in thousands):

                                      1996          1995
    Real estate loans:
         Secured by construction and
          land development   $         0    $      386
         Secured by farmland 6,038     6,029
         Secured by 1-4 family
          residential   33,183    27,471
         Secured by nonfarm
          nonresidential     8,318     4,322
    Loans to finance agricultural
     production:
         Loans to farmers    1,342     1,385
    Commercial and industrial loans    4,254     7,761
    Loans to individuals for
     household, family and other
     personal expenditures   9,023     10,866
    Obligations of states and
     political subdivisions in
     the U. S.     2,052     1,989
    All other loans           25         6
               64,235   60,215
    Less:  reserve for loan
            losses (     444)     (    345)
              $ 63,791  $ 59,870

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                  90 Days or More            Nonaccrual
              - - - -Past Due- - - -   - - - -Status- - - -

                1996     1995    1994   1996    1995   1994

Real estate
 mortgages         $ 1,038   $    4    $ 83 $ 310     $ 310     $   0
Installment
 loans             3    20   2    0    0    0
Time and demand
 loans                   0     229        0     0         0        80
  Total       $ 1,041   $ 253     $ 85 $ 310     $ 310     $  80

The amounts of foregone interest and recognized interest income on loans placed on nonaccrual status were:

                Foregone Interest     Interest Income
                 at December 31         Recognized

         1996 $ 37,278  $ 21,030
         1995 25,144      3,078
         1994 8,261     2,894

Loan balances are stated net of deferred loan origination (fees) costs. These net (fees) costs amounted to the following at December 31:

                                    1996             1995

              Installment    $  9,625  $  6,728
              Time and demand     534  (   2,982)
              Mortgage  (  75,028)     (  60,930)
                        ($ 64,869)     ($ 57,184)

    The corporation had no impairment of loans during
1996 or 1995 as defined by Statement of     Financial
    Accounting Standard No. 114.

Note 6.  Loans to Related Parties

The Bank has granted loans to the officers and directors of the corporation and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 639,266 and $ 1,384,650 at December 31, 1996 and 1995, respectively. During
1996, $ 1,524,274 of new loans were made and repayments totalled $ 1,720,888. The remaining decrease was due to the retirement of several directors during 1996. During 1995, $ 2,309,381 of new loans were made and repayments totalled
$ 2,107,887.

Outstanding loans to Bank employees totalled
$ 540,534 and $ 702,289 at December 31, 1996     and
1995, respectively.

Note 7.  Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                          Contract or
                                        Notional Amount
                                       1996         1995
Financial instruments whose contract amounts
 represent credit risk at December 31:
  Commitments to extend credit    $ 4,800,512    $ 4,198,000
  Standby letters of credit and
   financial guarantees written   491,045   188,865

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 7.  Financial Instruments With Off-Balance-Sheet Risk
         (Continued)

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management.

Note 8.  Retirement Plan

The Bank maintains a 401-K profit-sharing plan covering substantially all full-time employees.
The plan allows contributions of up to 15% by employees and requires Bank contributions of at least 1% of salaries. Additional contributions can be made at the discretion of the board of directors. The Bank contributions made to the plan were $ 60,000 for 1996, $ 50,000 for 1995, and
$ 35,000 for 1994.

Note 9.  Federal Income Taxes

The components of federal income tax expense are summarized as follows:

                            1996         1995      1994

Current year provision  $ 487,363 $ 423,432 $ 296,731
Deferred income taxes
 (benefits)   (   32,037)    (   2,951)     43,584
Refund due - prior
 year amendment    0    0    (   21,491)
Income tax effect of
 securities
 transactions (      695)        1,845       745
Applicable income
 taxes             $ 454,631 $ 422,326 $ 319,569

Federal income taxes were computed after reducing pretax accounting income for nontaxable income in the amount of $ 321,305, $ 261,107, and $ 169,712 for 1996, 1995 and 1994, respectively.

A reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                      1996     1995    1994

Applicable federal income tax rate     34.0%     34.0%     34.0%

Reductions resulting from:
    Nontaxable interest income and
     other items, net of
     nondeductible expenses  (  7.0)   (  5.5)   (  4.1)
    Rehabilitation tax credit       0.0       0.0     (  1.1)
Effective income tax rate    27.0%     28.5%     28.8%

Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and deferred loan costs.
Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses and unrealized losses on available for sale securities. The net deferred tax assets (liabilities) included in other assets
(other liabilities) in the accompanying
consolidated balance sheets include the following components:

                            1996        1995        1994

Total deferred tax assets    $ 230,283 $   74,239     $ 654,681
Total deferred tax
 liabilities       (  120,721)    (   100,478)   (  100,281)
Net deferred tax asset
 (liability)       $ 109,562 ($   26,239)   $ 554,400

The corporation has not recorded a valuation allowance for the deferred tax assets as they feel that it is more likely than not that they will be ultimately realized.

Note 10. Leases

The Bank is party to real estate leases with base monthly rental charges of $ 2,450. These charges are to be adjusted on specified dates and by agreed upon amounts or by the net change in the consumer price index. The original leases expire on
-53-


Note 10. Leases (Continued)

January 7, 2001 and December 31, 1998,
respectively. Each lease contains a provision for renewal under various terms at the Bank's option.
In addition, the Bank leases certain equipment on a 54 month lease which expires in 2001. Total rental expense charged to operations for the years ended
December 31, 1996, 1995 and 1994 was $ 45,921,
$ 43,413 and $ 42,635, respectively.

Based on the current monthly rent, future minimum rental payments for the next five years are as follows:

                   1997 $ 58,231
                   1998 58,231
                   1999 58,231
                   2000 58,231
                   2001 47,784

Note 11. Other Assets

Other assets include the following at December 31:

                                      1996          1995

         Net deferred tax asset   $ 109,562 $       0
         Prepaid expenses    98,188    107,594
         Deposits on equipment    140,557   0
         Others                           20,721     8,415
                   $ 369,028 $ 116,009

Note 12. Deposits

Included in interest-bearing deposits at December
31 are NOW and Money Market Account balances totaling $ 15,555,335 and $ 15,266,252 for 1996 and
1995, respectively.

Time deposits of $ 100,000 and over aggregated
$ 9,554,650 and $ 8,640,425 at December 31, 1996
and 1995, respectively. Interest expense on time deposits of $ 100,000 and over was $ 521,000, $ 524,000, and $ 410,000 for 1996, 1995, and 1994,
respectively.
-54-


Note 12. Deposits (Continued)

The amount of time deposits maturing over the next
5 years is as follows:

         1997 $ 18,160,160
         1998 15,867,118
         1999 8,082,106
         2000 4,754,842
         2001    4,643,163
              $ 51,507,389

The Bank accepts deposits of the officers and directors of the corporation and its subsidiaries on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $ 3,845,539 and $ 3,361,667 at December 31,
1996 and 1995, respectively.

Overdrafts of $ 24,676 and $ 6,313 at December 31,
1996 and 1995, respectively, were      reclassified as
loans for financial reporting purposes.

Note 13. Fulton Bancshares Corporation (Parent Company Only)
       Financial Information

The following are the condensed balance sheets, income statements and statements of cash flows for the parent company as of and for the periods ended
December 31:
Balance Sheets

              Assets               1996             1995
Cash                    $     22,243   $         0
Investment in the Fulton
 County National Bank
 & Trust Company   10,079,881       9,444,290
Investment in Fulton County
 Community Development
 Corporation       46,376    0
Due from subsidiary                0           694
    Total assets   $ 10,148,500   $ 9,444,984

-55-


Note 13. Fulton Bancshares Corporation (Parent Company Only)
       Financial Information (Continued)

              Stockholders' Equity   1996           1995
Common stock, par value
 $ .625 per share, 4,000,000
 shares authorized and 495,000
 shares issued at December 31,
 1996 and 1995     $     309,375  $    309,375
Additional paid-in capital   2,051,275 2,051,275
Retained earnings     8,006,318   7,101,377
Unrealized holding (loss), net
 of tax $ 112,544 - 1996 and
 $ 8,780 - 1995    (     218,468) (      17,043)
    Total stockholders'
     equity     10,148,500      9,444,984
    Total liabilities and
     stockholders' equity    $ 10,148,500   $ 9,444,984

                           1996        1995         1994
Statements of Income
Years Ended December 31
Cash dividends from wholly-owned
 subsidiary        $   430,250    $   283,500    $ 209,000
Equity in undistributed
 income of subsidiaries 833,391   786,021   592,093
Printing, supplies,
 amortization and
 other expenses    (     32,000)  (     10,248)  (   12,275)
    Net income     $ 1,231,641    $ 1,059,273    $ 788,818

Statements of Cash Flows
Years Ended December 31
Cash flows from operating activities:
    Net income          $ 1,231,641    $ 1,059,273    $ 788,818
    Adjustments to
     reconcile net income
     to cash provided by
     operating activities:
         Amortization -
          Organization costs 0    0    8,228
         Equity in
          undistributed
          income of
          subsidiary    (    833,391)  (     786,021) (  592,093)
Net cash provided by
 operating activities       398,250         273,252     204,953


-56-


Note 13. Fulton Bancshares Corporation (Parent Company Only)
       Financial Information (Continued)

                           1996        1995         1994

Cash flows from investing activities:
    Investment in
     subsidiary    ($  50,000)    ($ 1,310,650)  $       0
Cash flows from financing activities:
    Dividends paid (  326,700)    (    272,250)  (  209,000)
    Net proceeds from
     issuing common stock    0    1,310,650 0
    Net (repayments from)
     advances to
     subsidiary          693 (      1,002)      4,047
Net cash provided
 (used) by financing
 activities        (  326,007)      1,037,398    (  204,953)
Net change in cash 22,243    0    0
Beginning cash             0           0            0

Ending cash        $  22,243 $         0    $       0

Note 14. Compensating Balances

The corporation is required to maintain certain compensating balances with its correspondent banks to cover processing costs and service charges.
Required compensating balances were $ 125,000 at December 31, 1996 and 1995.

Note 15. Regulatory Matters

Dividends paid by Fulton Bancshares Corporation are generally provided from the Bank's dividends to it.
The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash should be covered by current year earnings and the debt to equity ratio of the holding company must be below 30%.

Fulton County National Bank and Trust Company, as a
National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Retained earnings available for the payment of dividends without approval of the Comptroller amounted to $ 2,235,877, $ 1,843,532 and $ 1,574,857 at December 31, 1996, 1995 and
1994, respectively.
-57-


Note 15. Regulatory Matters (Continued)

The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. At December
31, 1996, the Bank's actual ratios and required levels were as follows:

                                         Required     Actual

Leverage (total capital/total assets)  4.0  10.1
Tier 1 (Tier 1 capital/risk weighted
 assets)           4.0  17.1
Total capital (total capital plus allowance
 for loan losses/risk weighted assets) 8.0  17.8

Note 16. Line of Credit

The Bank has established a line of credit at Federal Home Loan Bank (FHLB) of Pittsburgh to improve liquidity. The line limit fluctuates on a quarterly basis depending on various factors reported by the Bank. The line was limited to $ 4,184,000 at December 31, 1996 and carries a variable interest rate. No funds were drawn on the line at that date. In addition, the Bank may borrow up to $ 31,638,750 from FHLB under the terms of certain commitment agreements. The rates and terms of the commitments are flexible and will not be fixed until the funds are withdrawn. The agreements expire December 11, 1997. Collateral for the lines consist of substantially all Bank assets.

Note 17. Changes in Common Stock

Fulton Bancshares Corporation issued 34,484 and
20,516 shares of stock at March 15 and May 15, 1995, respectively. The net proceeds of $ 1,310,650 were advanced to the subsidiary bank to increase its capital position.

Note 18. Fair Value of Financial Instruments

Statement on Financial Accounting Standards (SFAS)
No. 107, Disclosure About Fair Value of Financial
Instruments, became effective for the corporation's
1995 financial statements. The estimated fair values of the corporation's financial instruments were as follows at December 31, 1996 and 1995:
-58-


Note 18. Fair Value of Financial Instruments (Continued)

                          Carrying Amount     Fair Value
                                    (000 Omitted)
                            1996     1995    1996     1995
FINANCIAL ASSETS
    Cash and due from banks  $  3,731  $  2,856  $  3,731  $  2,856
    Federal funds sold  495  600  495  600
    Securities available for
     sale          28,083    28,890    27,752    28,864
    Other bank stock    723  501  723  501
    Loans receivable    63,791    59,871    63,401    60,451
    Accrued interest receivable   635  606  635  606

FINANCIAL LIABILITIES
    Time certificates   51,528    49,112    51,935    49,308
    Other deposits 40,104    37,247    40,104    37,247
    Accrued interest payable 373  370  373  370

Note 19. Deferred Compensation and Other Benefit Programs

The Corporation has adopted several benefit programs, some of which result in the deferral of payments for services rendered:

(1) The CEO Salary Continuation Plan - This Plan is funded by single premium life insurance on the CEO, with the Bank as beneficiary.
         Actual payments to the CEO will not begin until 2005.

(2) The Director Emeritus Program - This plan, funded by life insurance, will allow the Bank to reward its directors for longevity of service to the Board. Directors who qualify would be eligible at age 75 to receive $ 4,000 annually for up to 10 years under this program.

(3) The Director Deferred Compensation Plan - This plan, also funded by life insurance, will allow directors to defer up to 100% of directors fees annually. The amounts deferred will be paid out over a period of up to 10 years beginning when the director reaches the age of 75.

(4) The Officer Supplemental Life Insurance Plan provides for officer life insurance coverage of double their current salary level, and is also funded by single premium life insurance.
-59-


Note 19. Deferred Compensation and Other Benefit Programs
          (Continued)

As a result of these plans, the following items are recognized in the financial statements:

                                     1996           1995

Cash surrender value of life
 insurance         $ 2,374,288    $ 552,545
Deferred compensation liability   52,668    10,059
Deferred directors fees liability 34,020    0

Income

Earnings on cash surrender value
 of life insurance 112,733   8,157

Expenses

Life insurance expense  31,990    0
Salary continuation expense  42,609    10,059
Deferred directors fees 34,020    0
Director emeritus fees  9,000     0














-60-


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA

    The unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 are as follows:

                             1996                              1995
($ 000 omitted           Quarter Ended                     Quarter Ended
 except per
 share)         Mar. 31  June 30 Sept. 30 Dec. 31 Mar. 31  June 30 Sept. 30
Dec.
31

Interest income    $ 1,841   $ 1,868   $ 1,922   $ 1,882   $ 1,742   $ 1,830
$
1,873    $ 1,853
Interest
 expense                943      929       926       927       889       931

 971         941
    Net interest
     income     898     939  996  955  853    899       902     912
Provision for
 loan losses         0        0        50        15        10        20
8        25
    Net interest income
      after provision for
      loan losses    898     939  946  940  843  879    894     887

Securities gains
 (losses)     2    (      2) (     2)  0    0            1        2         2
Other income   77  88   91   135  66   80    54   76
Other expenses         563       615      580        667       574       638

 525         566
    Operating income
      before income
      taxes   414  410  455  408  335  322  425  399
Applicable income
 taxes            114       103       104       134        98        88
126     110
    Net income     $   300   $   307   $   351   $   274   $   237   $   234
$
 299     $   289


Net income applicable
  to common stock
Per share data:
    Net income     $  .61    $  .62    $  .71    $  .55    $  .53         $
 .48      $  .61    $  .58












-61-


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.

    OPERATING RESULTS

    Net income was $ 1,232,000 for 1996, compared to $ 1,059,000 for 1995, representing an increase of $ 173,000, or 16.3%. Net income on an adjusted per share basis for 1996 was $ 2.49, up $ .29 from the $ 2.20 per share realized during 1995.

    Interest income for 1996 was $ 7,513,000, up
$ 215,000, or 2.9% more than 1995. The increase was due primarily to a combination of higher interest rates earned on debt securities and higher average balances of loans and investments in 1996 compared to 1995.

    Average earning assets increased 3.8% in both 1996 and 1995. Average loan demand, which typically produces higher yields than investments, increased 2.5% in 1996. Net loans at December 31, 1996 stood at $ 63,791,000 compared with $ 59,871,000 as of December 31, 1995, an increase of 6.5%. Average investment securities increased 7.6%, with most of the increase concentrated in tax-exempt state and political subdivisions and U.S. Government Agencies.

    Total interest expense was $ 3,725,000 for 1996, a
decrease of $ 7,000, or .19% from the $ 3,732,000 for 1995.
Total deposits increased 6.1% in 1996 compared to 2.8% in
1995.  Deposit growth for 1996 occurred as follows:
    O    Noninterest-bearing deposits increased 25.6%
    O Interest-bearing demand and savings deposits increased 2.8%
    O    Time deposits increased 4.9%
         Since a higher portion of deposit growth occurred in noninterest-bearing deposits and average rates moderated during 1996, the bank experienced lower interest costs.
Management continues to competitively price its interest-bearing deposits to maintain a favorable net interest margin.

    Net interest income is the difference between total interest income and total interest expense. Interest income is generated through earning assets which include loans, deposits with other banks, and investments. Interest income is dependent on many factors including the volume of earning assets, the level of interest rates and the changes in interest rates, and volumes of nonperforming loans. The cost of funds varies with the volume of funds necessary to support earning assets, the rates paid to maintain deposits, rates paid on borrowed funds and the level of interest-free deposits.
-62-


    Net interest income for 1996 totaled $ 3,788,000, up 6.2% from 1995. Management continuously monitors liquidity and interest rate risk through its Asset-Liability Committee reporting and reprices products to maintain a desired net interest margin.

    Other income represents service charges on deposit accounts, commissions on loan insurance, fees for travelers' checks and other services, safe deposit box rents, fees for trust services, securities gains (losses), gains (losses) on sales of other real estate owned, and earnings on cash surrender value of directors and officers life insurance.

    Other income increased $ 108,000 from 1995 to 1996.
The increase in 1996 resulted primarily from a $ 105,000 increase in earnings on cash surrender value of directors and officers life insurance.

    The noninterest expenses are classified into four main categories: salaries, fees and employee benefits, occupancy expenses and furniture and equipment expenses that include depreciation, maintenance, utilities, taxes, insurance and rents; FDIC insurance premiums; and other operating expenses that include all other expenses incurred in daily operations.

    Employee related expenses increased 5.3% and 12.0% for 1996 and 1995, respectively, primarily due to salary and related benefit increases and the addition of the business development representative position in 1995. Occupancy and furniture and equipment expenses increased 13.0% and 14.2% in 1996 and 1995, respectively. These increases were due primarily to the additional depreciation expense associated with the purchase of a local area network, deposit and loan processing software and additional computer equipment in 1995 and 1996. Other operating expenses increased $ 17,000, or 1.9% over 1995. A $ 97,000 decrease in FDIC insurance premiums in 1996 was largely offset by increases in director fees, deferred director fees and directors and officers life insurance expense.

    Applicable income taxes changed between 1994, 1995 and 1996 because of changes in pretax accounting income and taxable income. The effective income tax rate for 1996 was 27.0% compared with 28.5% and 28.8% for 1995 and 1994, respectively. The decrease in the effective income tax rate for 1996 was due primarily due to an increase in tax-exempt interest on obligations of state and political subdivisions and the nontaxable income related to the increase in the cash surrender value of directors and officers life insurance.

    FINANCIAL CONDITION

    Total assets at December 31, 1996 were $ 102,355,000, a 6.1% increase over December 31, 1995. Net loans at December 31, 1996 totaled $ 63,791,000, an increase of
$ 3,920,000 over the $ 59,871,000 at December 31, 1995.
-63-


    The provision for loan losses was $ 65,000 in 1996 compared to $ 63,000 in 1995. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts considered necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. The bank's history of net charge-offs has traditionally been better than peer group performance with an average rate of less than .10% of average loans outstanding over the past five years. Though this trend is expected to continue, management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

    Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                       90 Days or More
                           Past Due      Nonaccrual Status
                        1996     1995      1996       1995

Real estate mortgages   $ 1,038   $   4     $ 310     $ 310
Installment loans  3    20    0     0
Demand and time loans       0            229         0         0
     Total    $ 1,041   $ 253     $ 310     $ 310

    There were no restructured loans for any of the time periods set forth above.

    Total deposits increased to $ 91,632,000 at December
31, 1996 compared to $ 89,359,000 at December 31, 1995,
primarily in noninterest-bearing demand and interest-bearing time deposits.

    Stockholders' equity reached $ 10,148,000 at December 31, 1996 for a 7.4% increase over the prior year. The increase in stockholders' equity was due to retained earnings. Total stockholders' equity represented 9.9% and 9.8% of total assets at the end of 1996 and 1995, respectively. Cash dividends paid in 1996 were $ 327,000, up $ 55,000 over 1995. It is management's and the Board of Directors' intention to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

    As described in Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation and unrealized holding losses on available for sale securities. At December 31, 1996, net deferred tax assets amounted to $ 110,000. If all timing differences reversed in 1997, the actual income taxes incurred by the recognition of these items would not be significantly different from the deferred income taxes recognized for financial reporting purposes. -64-


    FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June of 1996 the Financial Accounting Standards
Board issued SFAS No. 125 Accounting for Transfers and
Servicing of Financial Assets and Extinguishment of
Liabilities. Management has not concluded on the impact on future operations. This statement may significantly affect accounting for and disclosures about certain bank transactions including the following:

    d    Assets subject to prepayment risk
    d    Servicing assets and liabilities
    d    Securities lending transactions
    d    Loan participations
    d    Extinguishment of liabilities
    d Collateral controlled by an institution as a secured party

    This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.

    LIQUIDITY

    Liquidity and interest rate sensitivity are related but distinctly different from one another.

    Liquidity involves the bank's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Liquidity available to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings, including special programs available through Federal Home Loan Bank.

    Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. The following table approximately reflects the matching of assets and liabilities maturing within one year and thereafter, which management feels is adequate to meet customer cash and credit needs while maintaining a desired interest rate spread.







-65-


LIQUIDITY (CONTINUED)

                  Due       Due      Due        Due     Due
                  0-30     31-90    91-180    181-360   After
(000 omitted)     Days     Days      Days      Days    1 Year     Total

Rate Sensitive Assets
    Other short-term
     investments   $    495  $     0   $      0  $      0  $      0  $    495
    Investment
     securities    1,324     880  2,015     5,968      17,565   27,752
    Real estate,
     commercial
     and consumer
     loans      3,078     8,362     11,765     4,382    36,648    64,235
              $ 4,897   $ 9,242   $ 13,780  $ 10,350  $ 54,213  $ 92,482

Rate Sensitive Liabilities
    Certificates of
     deposit over
     $ 100,000     $   387   $   497   $  5,409  $    634  $  2,628  $  9,555
    Other certificates
     of deposit    1,111     2,029     20,104    3,666     15,057    41,967
    Money market
     deposit
     accounts   423     423  846  5,408     0    7,100
    Other interest-
     bearing
     deposits        1,215     1,215      1,805    18,775         0    23,010
              $ 3,136   $ 4,164   $ 28,164  $ 28,483  $ 17,685  $ 81,632

    Cumulative GAP $ 1,761   $ 6,839   ($  7,545)     ($ 25,678)     $ 10,850

-66-


    Loan rates have remained relatively unchanged over the past six months. However, management anticipates that the Federal Reserve Board will increase short term interest rates to keep inflation under control. Management expects the increases in the short-term interest rates to take place slowly over the next 360 days. As a result, management has assessed probabilities to each time period and proportionately included variable rate loans in rate sensitive assets of one year or less.

    In monitoring and evaluating liquidity, management generally does not consider regular savings or interest-bearing checking accounts to be particularly rate sensitive since it is highly improbable that 100% of these deposits will be withdrawn within the next 360 days. Therefore, management has assessed probabilities to each time period and proportionately included these funds in rate sensitive liabilities of one year or less. Variable rate certificates of deposit totalling $ 19,080,000, which can reprice June, 1997, have been reflected in the 91-180 days time period.

    CAPITAL FUNDS

    Internal capital generation has been the primary method utilized by Fulton Bancshares Corporation to increase its capital. This was supplemental in 1995 with the issuance of 55,000 shares of capital stock, which netted proceeds of $ 1,310,000. Stockholders' equity exceeded $ 10 million at December 31, 1996. Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios."
The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Fulton
Bancshares Corporation's capital ratios to regulatory minimums at December 31 is as follows:

                         Fulton Bancshares
                             Corporation      Regulatory Minimum
                          1996        1995       Requirements

Leverage ratio               10.1%      9.8%     4%

Risk-based capital ratio
    Tier I (core capital)    17.1%     16.4%     4%
    Combined Tier I and
     Tier II (core capital
     plus allowance
     for loan losses)        17.8%     17.0%     8%

    Fulton Bancshares Corporation has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines and industry averages. Certain ratios are useful in measuring the ability of a company to generate capital internally.

-67-


    The following chart indicates the growth in equity capital for the past three years.

                                 1996      1995      1994

Equity capital at December 31
 ($ 000 omitted)             $ 10,148  $ 9,445   $ 6,214
Equity capital as a percent
 of assets at December 31          9.9%          9.8%      6.8%
Return on average assets               1.23%     1.13%          .87%
Return on average equity          12.49%    12.13%         12.08%
Cash dividend payout ratio        26.51%    25.7%          26.5%

    STOCK MARKET ANALYSIS AND DIVIDENDS

    The corporation's common stock is traded inactively in the over-the-counter market. As of December 31, 1996 the approximate number of shareholders of record was 451.

                    Market   Cash       Market     Cash
                    Price   Dividend    Price    Dividend
                          1996               1995
First Quarter      $ 27.00   $ .15     $ 25.00   $ .00
Second Quarter          32.00     .15  25.00     .25
Third Quarter           35.00     .175 25.00     .15
Fourth Quarter          35.00     .185 26.00     .15





























-68-


FULTON BANCSHARES CORPORATION AND SUBSIDIARY

    For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.

    Closely related to the management of liquidity is the management of rate sensitivity which focuses on maintaining stability in the net interest margin. As illustrated in the table below the tax equivalent net interest margin ranged from 3.7% to 4.1% of average earning assets during the past 3 years. An asset/liability committee monitors and coordinates the overall asset/liability strategy.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
                        Years Ended December 31

      ASSETS                  1996                     1995
1994
                      Average                 Average                Average
(000 omitted)         Balance Interest Rate   Balance Interest Rate  Balance
Interest Rate
Investment securities:
    Taxable interest
  income      $  26,647 $ 1,651   6.2% $ 26,010  $ 1,498   5.7% $ 23,458  $
1,164    5.0%
Nontaxable interest
  income          3,040    153    5.0     1,586       81   5.1       906
46  5.1
         Total investment
          securities    29,687    1,804     6.1  27,596    1,579     5.7  24,364
    1,210     5.0
Loans (net of unearned
 discounts)        62,530    5,686     9.1  61,011    5,649     9.3  61,062
5,16
1   8.5
Other short-term
 investments        430      23   5.3       661       70   5.9       536
46   4.0
         Total interest
           earning assets      92,647  $ 7,513   8.1% 89,268    $ 7,298   8.2%
85,962   $ 6,417   7.5%
Allowance for loan
  losses      (      392)              (     364)               (     388)

Cash and due from banks 2,638               2,399               2,402

Bank premises and
 equipment         2,083               2,028               1,931
Other assets      3,211              1,440                 408
         Total assets   $ 100,187           $ 94,771            $ 90,315


  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits          $  15,758 $   413   2.6% $ 14,871  $   398   2.7% $ 14,876
$
  382    2.6%
Savings deposits   14,578    400  2.7  14,663    417  2.8  16,641    488  2.9
Time deposits 49,582    2,847     5.7  47,502    2,872     6.0  43,920    2,376
5.4
Short-term borrowings      1,196       65   5.4       709       44   6.2
607      23   3.8
         Total interest
          bearing
       liabilities 81,114    $ 3,725   4.6% 77,745    $ 3,731   4.8% 76,044
$
3,269    4.3%
Demand deposits     8,562              7,902                7,449
Other liabilities        645                394                 292
Total liabilities    90,321            86,041              83,785
Stockholders'
 equity           9,866              8,730               6,530
         Total liabilities &
           stockholders'
           equity       $ 100,187           $ 94,771            $ 90,315

Net interest income/net
  yield on average
  earning assets        $ 3,788   4.1%      $ 3,567   4.0%      $ 3,148   3.7%

              For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 1996, 1995 and 1994.
-69-


FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                      1996 Versus 1995             1995 Versus 1994
                    Increase (Decrease)          Increase (Decrease)
                     Due to Change in              Due to Change in

                                   Total                           Total
               Average  Average   Increase     Average   Average  Increase
               Volume     Rate   (Decrease)    Volume      Rate  (Decrease)
(000 omitted)
Interest Income
    Loans (net of
     unearned
     discounts)    $ 138     ($ 111)   $  27     ($    4)  $ 492     $ 488
    Taxable
     investment
     securities       39     92   131  209     126       335
    Nontaxable
     investment
     securities        73    (    1)   72   36   (    1)        35
    Other short-term
     investments   (   12)   (    3)   (   15)       5        18        23
         Total interest
          income     238     (   23)     215       246       635       881

Interest Expense
    Interest bearing
     demand    23  (    9)   14   0        18         18
    Savings
     deposits (   2)    (   15)   (   17)   (    85)      14    (     71)
    Time deposits  119  (  144)   (   25)   154      342   496
    Short-term
     borrowings           26 (    4)      22         4        16          20
         Total interest
          expense    166     (  172)   (    6)      73       390       463

         Net interest
          income             $ 221               $ 418

                   Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1996, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                         After 1 year   After 5 years
                 Within   but within      but within    After
                 1 year    5 years         10 years   10 years    Total

(000 omitted)

Bonds:
    U. S. Treasury
              Book value     $ 0  $     0   $     0   $       0 $     0
         Yield     0%   0%   0%   0%   0%

    U. S. Government agencies
         Book value     0    7,005     0    0    7,005
         Yield     0%   6.17%     0%   0%   6.14%

    State and municipal
         Book value     0    1,193       3,087   0    4,280
         Yield     0%   4.41%     5.30%     0%   5.05%

    Mortgage-Backed
         Book value     0    37   1,051     15,710    16,798
         Yield     0%   9.12%     6.13%     6.55%     6.53%

    Total book value    $ 0  $ 8,235   $ 4,138   $ 15,710  $ 28,083

    Yield      0%     5.93%     5.51%      6.55%    6.21%


Equity Securities:
    Total Equity Securities                      $    722

         Yield                                  6.23%



Total Investment Securities                      $ 28,805

         Yield                                  6.21%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

LOAN PORTFOLIO


    The following table presents the loan portfolio at the end of each of the last five years:

                            1996     1995    1994      1993    1992
        (000 omitted)

Commercial, financial and
 agricultural $  7,648  $ 11,135  $ 11,641  $ 10,337  $ 13,471
Real estate - Construction     0  386    159     386  1,041
Real estate - Mortgage  47,519    37,822    37,196    38,221    36,074
Installment and other
 personal loans (net of
 unearned discount)        9,068    10,872    11,682    12,455    13,372
    Total loans    $ 64,235  $ 60,215  $ 60,678  $ 61,399  $ 63,958

         Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages and installments) at December 31, 1996:

                            Under One   One to    Over Five
                              Year    Five Years    Years    Total

(000 omitted)

Commercial, financial and
 agricultural $ 4,940   $ 1,405   $ 1,303   $ 7,648
Real estate - Construction         0         0         0         0
    Total          $ 4,940   $ 1,405   $ 1,303   $ 7,648

         The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1996:

                                       Fixed Rate          Variable
                                          Loans           Rate Loans
   (000 omitted)

Due within one year     $   4,292 $  8,782
Due after one but within five years     8,308     4,520
Due after five years      15,228    23,105
    Total          $ 27,828  $ 36,407

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

                                      Years Ended December 31
                            1996      1995     1994     1993    1992

        (000 omitted)

Average total loans
 outstanding (net of
 unearned income)  $ 62,530  $ 61,011  $ 61,062  $ 64,104  $ 62,073

Allowance for loan losses,
 beginning of period    $    345  $    358  $    400  $    376  $    372
Additions to provision
 for loan losses charged
 to operations     65   62    48   70   84
Loans charged off during
 the year
   Commercial 0    35   68   39   85
    Installment          9         48        31        14       14
         Total charge-off's        9         83        99        53       99

Recoveries of loans
 previously charged off:
    Commercial     33   1    6    2    2
    Installment          10         7         3         5       17
         Total recoveries         43          8         9         7       19

Net loans charged off   (     34)       75        90        46       80

Allowance for loan losses,   $   444   $    345  $    358  $     400      $
376

Ratio of net loans
 charged off to average
 loans outstanding (    .05)     .12%       .15%      .07%     .13%

              The provision is based on an evaluation of the adequacy of the allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

LOANS


    The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days or more at December 31.

                        1996     1995    1994     1993      1992

       (000 omitted)

Nonaccrual loans   $   310   $   310   $    80   $    249  $   135

Accrual loans:
    Restructured   $     0   $     0   $     0   $     0   $     0
    30 through 89 days
     past due 1,716     2,533     3,876     2,551     2,052
    90 days or more
     past due   1,041       253        85       147       124
         Total accrual
          loans    $ 2,757   $ 2,786   $ 3,961   $ 2,698   $ 2,176

         See Note 5 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years.

         Management has not identified any significant problem loans in the accrual loan categories shown above.

FULTON BANCSHARES CORPORATION AND SUBSIDIARY


    The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                         Years Ended December 31

                    1996              1995                  1994


                    Percentage            Percentage             Percentage
          Allowance of Loans to Allowance of Loans to Allowance of Loans to
           Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
(000 omitted)

Commercial,
 financial and
 agri-
 cultural     $  53     11.91%    $ 123      35.68%   $ 136     37.92%
Real estate -
 Constr-
 uction   0   0.00 2    0.64  1    .27
Real estate -
 Mortgage     328  73.98     157  45.62     152  42.55
Instal-
 lment      63      14.11       63      18.06       69      19.26
    Total     $ 444     100.00%   $ 345     100.00%   $ 358     100.00%


                                  Years Ended December 31
                              1993                          1992

                                     Percentage                  Percentage
                     Allowance       of Loans to     Allowance  of Loans to
                      Amount         Total Loans      Amount    Total Loans

    (000 omitted)

Commercial,
 financial and
 agricultural $ 144     36.05%    $  96     25.48%
Real estate -
 Construction  3   .63  6    1.62
Real estate -
 Mortgage     172  43.01     177  47.06
Installment                81      20.31       97      25.84
    Total     $ 400     100.00%   $ 376     100.00%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

DEPOSITS


    The average amounts of deposits are summarized below:

                                       Years Ended December 31

                                     1996        1995       1994

      (000 omitted)

Demand deposits    $  8,562  $  7,902  $  7,449
Interest bearing demand deposits  15,758    14,871    14,876
Savings deposits   14,578    14,663    16,641
Time deposits   49,582    47,502    43,919
     Total deposits     $ 88,480  $ 84,938  $ 82,885

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1996:

                  Maturity                       (000 omitted)

    Certificates of Deposit
         Three months or less     $   884
         Over three months through six months      1,884
         Over six months through twelve months   1,046
         Over twelve months    5,741
                   $ 9,555


   RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)


    The following table presents a summary of significant earnings and capital ratios:

                                   1996        1995        1994

    Assets    $ 100,187 $ 94,771  $ 90,315
    Net income     $   1,232 $  1,059  $    789
    Equity    $   9,866 $  8,730  $  6,530
    Cash dividends paid $     327 $    272  $    209
    Return on assets    1.23%     1.13%      .87%
    Return on equity    12.49%    12.13%    12.08%
    Dividend payout ratio    26.5%     25.7%     26.5%
    Equity to asset ratio     9.85%    9.21%      7.23%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS


                                        Years Ended December 31

                               1996    1995      1994      1993     1992
(000 omitted)

Interest income    $ 7,513   $ 7,298   $ 6,417   $ 6,349   $ 6,687
Interest expense     3,725     3,732     3,269     3,575     3,953
Net interest income     3,788     3,566     3,148     2,774     2,734
Provision for loan losses         65        62        48         70       84


         Net interest income after
       provision for loan
       losses 3,723     3,504     3,100     2,704     2,650

Other income:
    Trust      43  42    41   30  26
    Service charges - Deposits     130 99   102  127  132
    Other service charges,
     collection and exchange,
     charges, commission fees      102 69    80   67   79
Other operating income
 (loss)      114        71        21        94        19
         Total other income      389       281       244       318       256

Income before operating
 expense 4,112     3,785     3,344     3,022     2,906

Operating expenses:
    Salaries and employees
     benefits 1,129     1,072       957      934   905
    Occupancy and equipment
     expense  418  370  325  258  259
    Other operating expenses     875       862       954       905       808
         Total operating
          expenses   2,425     2,304     2,236     2,097     1,972

Income before income taxes   1,687     1,481     1,108       925       934
Income tax        455       422       319       225       247

         Net income applicable
          to common stock    $ 1,232   $ 1,059   $   789   $   700   $   687


Per share data:
    Earnings per common share     $ 2.49         $ 2.20         $ 1.79
$
1.59          $ 1.56
    Cash dividend - Common   .66       $  .55 *  $  .48         $  .44
$
 .43
    Weighted average number
     of common shares   495,000   480,476   440,000   440,000   440,000

                 * Based on 495,000 shares outstanding

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES

  ($ 000 omitted)           1996     1995      1994       1993      1992

LOANS
    Lines of credit     $  3,492  $  3,556  $  3,606  $  3,611  $  3,529
    Tax free  2,458     3,027     1,930         2,846 2,637
    Commercial     12,702    10,356    10,533       11,873 12,728
    Mortgage  32,833    33,430    34,458       34,793 31,103
    Consumer                   11,045    10,642    10,535     10,981   12,076
         Total loans                62,530    61,011    61,062     64,104
62,073

INVESTMENT SECURITIES
    U.S. Government     254  404    564          665  583
    U.S. Government agencies 6,984     5,361     4,743         6,206 7,170
    State & municipal   3,040     1,586       906           553 841
    Mortgage-backed securities    18,730    19,777    17,744    13,741    11,397
    Other          679       468       407       468      585
         Total investment
          securities      29,687    27,596    24,364    21,633    20,576

OTHER SHORT-TERM INVESTMENTS
    Federal funds sold       430       661       536     1,713       603

TOTAL EARNING ASSETS      92,647    89,268    85,962    87,450    83,252

TOTAL ASSETS  $ 99,844  $ 93,959  $ 90,315  $ 91,297  $ 86,916

Percent increase   6.3% 4.0% (1.1)%    5.0% 13.8%

DEPOSITS
    Interest-bearing demand  $ 15,758  $ 14,871  $ 14,876  $ 15,431  $ 15,822
    Savings   14,578    14,663    16,641       16,052 15,338
    Time   49,582    47,502    43,919    44,283     40,788
         Total interest-
          bearing deposits     79,918    77,036    75,436    75,766    71,948

OTHER BORROWINGS
    Federal funds purchased  908  524  408          0 499
    Liabilities for borrowed
     money         288       185       200     1,030     2,222

TOTAL INTEREST-BEARING
  LIABILITIES   81,114    77,745    76,044    76,796    74,669

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                                 1996      1995   1994      1993    1992
AVERAGE RATES EARNED
                                   %        %      %         %       %

Loans
    Commercial     9.31      9.95 8.90 7.77 8.32
    Mortgage  8.64 8.99 7.94 7.42 7.99
    Consumer       9.58 10.09     10.14     10.42     10.81
    Tax free  5.91 6.05 6.73 6.21 6.15
    Lines of credit                    9.13  9.84      8.63      7.31      7.62
         Total     9.09  9.22      8.45      7.92      8.48


Investment Securities
    U.S. Government     6.40 6.40 6.11 5.90 5.90
    U.S. Government agencies 6.09 5.86 5.35 5.34 7.61
    State & municipal                  5.02 5.08 5.34 7.18 6.69
    Mortgage-backed securities    6.50 5.94 4.87 5.59 7.02
    Other     6.32   6.54      6.17      7.06     8.00
         Total     6.08   5.89      5.03     5.60      6.93

Other Short-Term Investments
    Federal funds sold  5.30  5.85      4.02      3.63      2.99

Total earning assets    8.11  8.15      7.44      7.24      8.05

AVERAGE RATES PAID
    Time & savings deposits  4.59 4.77 4.29 4.69 5.24
    Federal funds purchased       5.61 6.09 3.93 0.00 5.00
    Liabilities for borrowed money     5.55  6.36      3.74      3.26      2.88


Total interest-bearing
 liabilities  4.59  4.78      4.29      4.67      5.31

Item 9.  Disagreements on Accounting and Financial Disclosures.

         Not applicable.

PART III
    The information required by Items 10, 12 and 13 is incorporated by reference from Fulton Bancshares
Corporation's definitive proxy statement for the 1997 Annual
Meeting of shareholders filed pursuant to Regulation 14A.

Item 11. Executive Compensation
         Shown below is information concerning the annual compensation for services in all capacities to the Company, the Bank, and FCCDC for the fiscal years ended December 31, 1996, 1995 and 1994 of the Chief Executive Officer. There was no executive officer of the Company, the Bank, or FCCDC whose total annual salary and bonus during that time frame exceeded $ 100,000.
Summary Compensation Table

                     Annual Compensation  Long-Term Compensation
                                                Awards     Payouts
  (a)        (b)   (c)   (d)      (e)       (f)       (g)     (h)      (i)

                                 Other    Restricted
Name and                         Annual      Stock   Options/ LTIP   All Other
 Principal        Salary Bonus Compensation Award(s)   SARs Payouts Compensation
 Position    Year  ($)    ($)       ($)       ($)    (#)    ($)         ($)
Clyde H.
 Bookheimer
 President &
 CEO          1996 $ 83,200  $ 0  $ 0  $ 0  $ 0  $ 0  $ 60,987
         1995  77,850    0    0    0   0     0    19,873
         1994 70,200    0    0    0    0    0    7,255

     Footnotes:
     (1)  All other compensation includes the following:

                     Fringe Benefits                                   Deferred
                  (Personal Use of Bank  Retirement   Deferred Salary  Directors
    Directors Fees   Owned Vehicle)        Plan      Continuation Plan   Fees

1996     $ 6,000   $ 1,351   $ 9,027   $ 42,609  $ 2,000
1995      2,000        875    6,939     10,059   0
1994     2,000     1,037     4,218     0    0

    The deferred salary continuation plan was funded by single premium
life insurance policies on the    CEO, with the Bank named as beneficiary.
Actual payments to the CEO amounting to $ 73,000 annually will not begin
until 2005.   At December 31, 1996, the cash surrender value of the policies were $ 682,882.  See a copy of this agreement as amended, at Exhibit 10.

PART IV
Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.
         (a) Certain documents filed as part of Form 10-K Financial Statement Schedules and Exhibits
              (1) Financial statements. See Item 8 of this report for the index to financial statements.
              (2)  Financial statement schedules.  Not
                   applicable.
              (3)  Exhibits.
    Exhibit Numbers
              (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
                        Not applicable.
              (3)  (a)  Articles of incorporation.  Incorporated
                             by reference to Exhibit 3A to the
                             Registrant's Registration Statement on
                             Form SB-2, Registration No. 33-85626.
                   (b)  By-laws.  Incorporated by reference to
                             Exhibit 3B to the Registrant's
                             Registration Statement on Form SB-2,
                             Registration No. 33-85626.
              (4)       Instruments defining the rights of
                        security holders including indentures.
                        The rights of the holders of Registrant's common stock are contained in:

                   (i)  Articles of Incorporation of Fulton
                             Bancshares Corporation, filed as Exhibit
                             3A to Registrant's Registration
                             Statement on Form SB-2 (Registration No.
                             33-85626).
                   (ii)By-laws of Fulton Bancshares
                             Corporation, filed as Exhibit 3B to the
                             Registrant's Registration Statement on
                             Form SB-2 (Registration No. 33-85626).
         (9)  Voting trust agreement.  Not applicable.
         (10) Material contracts.  See Exhibit 10.
         (11) Statement re: computation of per share earnings. Not applicable.
         (12) Statements re: computation of ratios. Not applicable.
         (13) Annual report to security holders, Form 10-Q or quarterly report to security holders. Not applicable.
         (16) Letter re:  change in certifying accountant.
              not applicable.
         (18) Letter re:  change in accounting principles.
              Not applicable.
         (21) Subsidiaries of the registrant. Filed herewith as Exhibit 21.
         (22) Published report regarding matters submitted to vote of security holders. Not applicable.

         (23) Consents of experts and counsel. Not applicable.
         (24) Power of attorney.  Not applicable.
         (27) Financial data schedule.  Filed herewith.
         (28) Information from reports furnished to state insurance regulatory authorities. Not applicable.
         (99) Additional exhibits.  Not applicable.
    (b)  Reports on Form 8-K.  None.

SIGNATURES


    In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report was signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                    Title                Date

/s/ Clyde H. Bookheimer      Director, President &    March     , 1997
Clyde H. Bookheimer     CEO (Principal Executive
    Officer)

/s/ Raleigh V. Barnett       Director  March     , 1997
Raleigh V. Barnett

/s/ David L. Seiders         Director  March     , 1997
David L. Seiders

/s/ John J. Kelso            Director & Chairman March     , 1997
John J. Kelso of the Board

/s/ Cecil B. Mellott         Director                 March     , 1997
Cecil B. Mellott

/s/ Robert C. Snyder         Director & Vice-         March     , 1997
Robert C. Snyder   Chairman

/s/ Ellis L. Yingling        Director                 March     , 1997
Ellis L. Yingling

Exhibit Index



Exhibit No.                            Sequentially numbered pages

   10     CEO Deferred Compensation
     Agreement and Amendments     88 - 98

   21    Subsidiaries of the Registrant     99

                                               EXHIBIT 10

FIRST AMENDMENT TO THE FULTON COUNTY NATIONAL BANK AND
TRUST COMPANY MCCONNELLSBURG, PA SALARY CONTINUATION
AGREEMENT DATED SEPTEMBER 1, 1995

THIS AMENDMENT is dated as of October 15, 1996, and is by and between THE FULTON COUNTY NATIONAL BANK AND TRUST
COMPANY, a Pennsylvania corporation located in McConnellsburg, Pennsylvania (the "Corporation") and CLYDE
H. BOOKHEIMER (the "Executive").

RECITALS:

1.  On September 1st, 1995, the Corporation executed The
    Fulton County National Bank and Trust Company
    McConnellsburg PA Salary Continuation Agreement for
    Clyde H. Bookheimer (the "Agreement").

2. The Board deems it to be in the best interests of the Corporation to execute the First Amendment to The Fulton County National Bank and Trust Company McConnellsburg PA salary Continuation Agreement for Clyde H. Bookheimer (the "First Amendment") to increase the retirement benefit payable to Mr. Bookheimer from $ 61,500 annually to $ 73,000 annually for the reasons stated in the minutes of action authorizing the execution of this
    First     Amendment.

3. Article 8 of the Agreement provides that the Agreement may be amended or terminated at any time only by a written agreement signed by the Corporation and the Executive. This First Amendment is intended to be such signed agreement.

NOW, THEREFORE, the Agreement is amended as follows:

1. Article 2, Section 2.1.1 is hereby amended in its entirety to read as follows:

    "2. 1.1 Amount of Benefit - The benefit under this
    Section 2.1 is $ 6,O83.33. Said amount shall be increased each month between the date the Executive reaches age 65 and the Executive's Normal Retirement
    Date by .67% per month until retirement.

2. Schedule of the Agreement is hereby amended in its entirety to read as follows:

"THE FULTON COUNTY NATIONAL BANK & TRUST COMPANY

SCHEDULE A

                          Early                 Early
                        Retirement            Retirement
    Plan Year        Monthly Benefit      Annual Benefit
         1               $   780              $ 11,114
    2    1,777     21,326
    3    2,559     30,709
    4    3,277     39,329
    5    3,937     47,249
    6    4,544     54,526
    7    5,101     61,213
    8    5,613     67,356
    9    6,083     73,000

    IN WITNESS OF THE ABOVE, Executive has executed this
First Amendment and the Corporation has caused its duly authorized officers to execute this First Amendment.


Executive:                        Corporation:
                                  THE FULTON COUNTY
                                  NATIONAL BANK & TRUST
                                  COMPANY



______________________            _________________________
CLYDE H. BOOKHEIMER                    Its _____________________



                                  _________________________
                                  Its _____________________

THE FULTON COUNTY NATIONAL BANK AND TRUST COMPANY
MCCONNELLSBURG, PA
SALARY CONTINUATION AGREEMENT


    THIS AGREEMENT is made this 1st day of September, 1995, by and between The Fulton County National Bank & Trust
Company, McConnellsburg, Pennsylvania ("Company"), and Clyde
H. Bookheimer (the "Executive").

INTRODUCTION

    To encourage the Executive to remain an employee of the Company, the Company is willing to provide salary continuation benefits to the Executive. The Company will pay the benefits from its general assets.

AGREEMENT

    The Executive and the Company agree as follows:

Article I

Definitions

1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

    1.1.1 "Change of Control" means the transfer of 51% or
    more of the Company's outstanding voting common stock
    followed within twelve (12 ) months by replacement of
    fifty percent (50%) or more of the members of the
    Company's Board of Directors (for reasons other   than
    death or disability).

    1.1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code Section shall be deemed to be to that section as it now exists and to any successor provision.

    1.1.3 "Company" means The Fulton County National Bank &
    Trust Company, and any successor thereto.

    1.1.4 "Normal Retirement Date" means the Executive attaining age 65, or his actual retirement date if after age 65.

    1.1.5 "Termination of Employment" means the Executive's ceasing to be employed by the company for any reason whatsoever, voluntary or involuntary, other than by reason of an approved leave of absence.

    1.1.6 "Plan Year" means each twelve-month period from the effective date of this Agreement.

Article 2

Retirement Benefits


2.1 Normal Retirement Benefit. If the Executive terminates employment on or after the Normal Retirement Date for reasons other than death, the Company shall pay to the Executive the benefit described in this Section 2. 1.

    2.1.1  Amount of Benefit.  The benefit under this
    Section 2.1 is $ 5,125. Said amount shall be increased each month between the date the Executive reaches age
    65 and the Executive's Normal Retirement Date by .67% per month until retirement.

    2.1.2 Payment of Benefit. The Company shall pay the benefit to the Executive on the first day of each month commencing with the month following the Executive's
    Normal Retirement Date and continuing for 179 additional months.

2.2 Early Retirement Benefit. If the Executive terminates employment before the Normal Retirement Date, and for reasons other than death or following a Change of Control, the Company shall pay to the Executive the benefit described in this Section 2.2.

    2.2.1 Amount of Benefit.  The benefit under this
    Section 2.2 is the benefit determined under Schedule A based on the date of the Executive's Termination of Employment.

    2.2.2 Payment of Benefit. The Company shall pay the benefit to the Executive on the first day of each month commencing with the month following the Executive's
     Normal Retirement Date and continuing for 179 additional months.

2.3 Change of Control Benefit. If Executive is in active service at the time of a Change of Control, the Executive shall be entitled to the Normal Retirement
    Benefit described in Section 2. 1, whether or not Termination of Service occurs prior to Normal
    Retirement Date.

Article 3

Survivor Benefits

3.1 Death During Active Service. If the Executive dies while in the active Service of the Company, the Company shall pay to the Executive's beneficiary the benefit described in this Section 3.1.

    3.1.1 Amount of Benefit. The benefit under Section 3.1 is the lifetime benefit that would have been paid to the Executive under Section 2.1 calculated as if the date of the Executive's death were the Normal
    Retirement Date.

    3.1.2 Payment of Benefit. The Company shall pay the benefit to the Beneficiary on the first day of each month commencing with the month following the Executive's death and continuing for 179 additional months.

3.2 Death During Benefit Period. If the Executive dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

3.3 Death Following Active Service Before Benefits
    Commence. If the Executive is entitled to benefit payments under this Agreement, but dies prior to receiving said benefit payments, the Company shall pay the Executive's beneficiary the benefit described in this Section 3.3.

    3.3.1 Amount of Benefit. The benefit under Section 3.3 is the vested benefit that would have been paid to the Executive pursuant to Schedule A.

    3.3.2 Payment of Benefit. The Company shall pay the benefit to the Beneficiary on the first day of each month commencing with the month following the Executive's death and continuing for 179 additional months.

3.4 "Death After Change of Control". If Executive dies following a Change of Control, provided Executive was in active service at the time of the Change of Control, the Company shall pay the Executive's beneficiary the benefit described in this Section 3.4.

    3.4.1 Amount of Benefit. The benefit under Section 3.4 is the lifetime benefit that would have been paid to the Executive under Section 2.1 calculated as if the date of the Executive's death were the Normal
    Retirement Date.

    3.4.2 Payment of Benefit. The Company shall pay the benefit to the Beneficiary on the first day of each month commencing with the month following the Executive's death and continuing for 179 additional months.

Article 4

Beneficiaries

4.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Company. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Company during the Executive's lifetime. The
    Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved.
    If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's surviving spouse, if any, and if none, to the Executive's surviving children and the descendants of any deceased child by right of representation, and if no children or descendants survive, to the Executive's estate.

4.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

Article 5

General Limitations

    Notwithstanding any provisions of this Agreement to the contrary, the Company shall not pay any benefit under this
Agreement:

5.1 Excess Parachute Payment. To the extent the benefit would be an excess parachute payment under
    Section 28OG of the Code.

5.2 Termination for Cause.  If the Company terminates the
    Executive's employment for:

    5.2.1 Gross negligence or gross neglect of duties;

    5.2.2 Commission of a felony or of a gross misdemeanor involving moral turpitude; or

    5.2.3 Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Executive's employment and resulting in an adverse effect on the Company.

5.3 Competition After Termination of Employment. No benefits shall be payable, except for benefits paid due to a Change of Control, if the Executive, without the prior written consent of the Company, engages in, becomes interested in, directly or indirectly, as a sole proprietor, as a partner in a partnership, or as a substantial shareholder in a corporation, or becomes associated with, in the capacity of employee, director, officer, principal, agent, trustee or in any other capacity whatsoever, any enterprise conducted in the trading area (a 25 mile radius) of the business of the Company which enterprise is, or may deemed to be, competitive with any business carried on by the Company as of the date of termination of the Executive's employment or his retirement.

5.4 Suicide. No benefits shall be payable if the Executive commits suicide within two years after the date of this Agreement, or if the Executive has made any material misstatement of fact on any application for life insurance purchased by the Company.

Article 6

Claims and Review Procedures

6.1 Claims Procedure. The Company shall notify the
    Executive's beneficiary in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.
-95-


6.2 Review Procedure. If the beneficiary is determined by the Company not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, the beneficiary shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the beneficiary believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the beneficiary (and counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the beneficiary (or counsel) shall have the right to review the pertinent documents. The Company shall notify the beneficiary of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the beneficiary.

Article 7

Amendments and Termination

    This Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

Article 8

Miscellaneous

8.1 Binding Effect.  This Agreement shall bind the
    Executive and the Company, and their beneficiaries, survivors, executors, successors, administrators and transferees.

8.2 No Guaranty of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

8.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of Pennsylvania, except to the extent preempted by the laws of the United
    States of America.

8.6 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Company to which the Executive and beneficiary have no preferred or secured claim.

8.7 Recovery of Estate Taxes. If the Executive's gross estate for federal estate tax purposes includes any amount determined by reference to and on account of this Agreement, and if the beneficiary is other than the Executive's estate, then the Executive's estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the Agreement, an amount by which the total estate tax due by Executive's estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in the Executive's gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person. In the event the beneficiary has a liability hereunder, the beneficiary may petition the Company for a lump sum payment in an amount not to exceed the beneficiary's liability hereunder.

    IN WITNESS WHEREOF, the Executive and a duly authorized
Company officer have signed this Agreement.

EXECUTIVE:                        COMPANY:
                                  Fulton County National
                                  Bank and Trust Company


______________________            By  ____________________
Clyde H. Bookheimer

                                  Title __________________

Clyde H. Bookheimer


Schedule "A"


                            Early               Early
                         Retirement          Retirement
    Plan Year          Monthly Benefit     Annual Benefit

         1    $   780   $ 9,364
         2    1,497     17,967
         3    2,156     25,871
         4    2,761     33,133
         5    3,317     39,806
         6    3,828     45,937
         7    4,298     51,570
         8    4,729     56,745
         9    5,125     61,500

                                                 EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT



1. Fulton County National Bank and Trust, Pennsylvania; a national bank organized February 24, 1887 under the Pennsylvania Banking Code.

    It converted to a national banking association on
    September 5,   1933.

2. Fulton County Community Development Corporation, which was formed on June 7, 1996 under the Pennsylvania
    Business Corporation Law of 1988, as amended.