Form 10-Q
period 1997-03-31
FULTON BANCSHARES CORP
filed 1997-05-23
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997 Commission file number:33-850626


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
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at April 28, 1997
(Common stock, .625 par value)                   495,000


















Page 1 of 13 pages










FULTON BANCSHARES CORPORATION

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - March 31, 1997
      and December 31, 1996  3
    Condensed consolidated statements of income - three months
      ended March 31, 1997 and 1996    4
    Condensed consolidated statements of cash flows - three
      months ended March 31, 1997 and 1996  5
    Notes to condensed consolidated financial statements   6 and 7

    Management's discussion and analysis of financial
      condition and results of operations   8 - 11

PART II - OTHER INFORMATION  12

    Signatures     13






















Page 2 of 13 page
























PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                             March 31,    December 31,
                                              1997            1996  *
    ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks $   3,676 $   3,731
Federal funds sold 0    495
Available-for-sale debt securities     27,139    27,752
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank and FNMA/FHLMC Preferred
  Stocks, at cost which approximates market 2,547     722
Loans, net of allowance for loan losses     65,745    63,791
Bank building, equipment, furniture &
 fixtures, net     2,169     2,149
Other real estate owned 338  337
Accrued interest receivable  749  635
Cash surrender value of life insurance 2,675     2,374
Other assets        551       369
         Total assets   $ 105,589 $ 102,355

LIABILITIES
Deposits:
         Noninterest-bearing deposits  $   8,431 $  10,000
         Interest-bearing deposits:
              Savings deposits    30,021    30,104
              Time deposits     53,576    51,528
                   Total deposits 92,028    91,632
Accrued interest payable     477  373
Other borrowed money    2,500     0
Other liabilities        301       209
              Total liabilities      95,306    92,206

STOCKHOLDERS' EQUITY
    Capital stock, common, par value - $ 0.625;
     4,000,000 shares authorized; 495,000
     shares issued and outstanding, at March 31,
     1997 and December 31, 1996   309  309
    Surplus        2,051     2,051
    Retained earnings   8,260     8,007
    Net unrealized gains/(losses) available-
     for-sale securities     (      337)    (      218)
              Total stockholders' equity       10,283    10,149

              Total liabilities and
               stockholders' equity    $ 105,589 $ 102,355

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 13 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)
                                                1997         1996
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   1,472 $   1,388
    Interest & dividends on investment
     securities:
         U.S. Government securities    363  403
         Obligations of state & political
          subdivisions  60   22
    Interest on federal funds sold     38   8
    Other interest & dividend income           6        20
              Total interest & dividend income       1,939     1,841
Interest Expense
    Interest on deposits     960  943
    Interest on federal funds purchased      1   0
    Interest on other borrowed money           8         0
              Total interest expense         969       943

              Net interest income before
               provision for loan losses    970  898
Provision for loan losses           15         0

Net interest income after provision
 for loan losses         955       898

Other Income
    Service charges on deposit accounts     36   29
    Other fee income    19   31
    Other noninterest income 51    17
    Securities gains (losses)             0         2
              Total other income        106        79
Other Expense
    Salaries and employee benefits     272  266
    Fixed asset expenses (including
     depreciation)  111 102
    FDIC insurance premiums  3              1
    Other noninterest expenses          227       194
              Total other expenses           613       563

              Net income before income taxes     448  414
Applicable income taxes       116       114
              Net income     $     332 $     300
Weighted average number of shares
 outstanding  495,000   495,000

Net income per share    $     .67 $     .61
Cash dividends declared per share .16  .15


The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 13 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1997 and 1996
(UNAUDITED)
                                                 1997        1996
                                                   (000 Omitted)
Cash flows from operating activities:
    Net income     $   332   $   300
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization 46   37
         Provision for loan losses     15   0
         Other - Net    (      2) (     61)

Net cash provided by operating activities       391      276

Cash flows from investing activities:
    Improvements to OREO     (      1) 0
    Purchase of investment securities -
     Available-for-sale (  1,475) (  4,370)
    Purchase FNMA/FHLMC Preferred Stock     (  1,820) (    150)
    Purchase of Federal Home Loan Bank Stock     (      4) (     72)
    Sales of available-for-sale securities      869   3,855
    Maturities of available-for-sale securities  1,039     969
    Net (increase) in loans    (  1,969)    (  1,084)
    Purchase of officers/directors life
     insurance policies (    270) (  1,641)
    Purchases of & deposits on bank premises
     and equipment - net     (    126) (     48)

Net cash (used) by investing activities     (  3,757) (  2,541)

Cash flows from financing activities:
    Net increase in deposits 395        1,215
    Dividends paid (     79) (     74)
    Net increase in other borrowed money              2,500           0

Net cash provided by financing activities     2,816     1,141

Net (decrease) in cash and cash equivalents     (    550)   (  1,124)

Cash and cash equivalents, beginning balance       4,226     3,456

Cash and cash equivalents, ending balance   $ 3,676   $ 2,332

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest  $   865   $   844
         Income taxes   8    120

Supplemental schedule of noncash investing
 and financing activities:
    Change in net unrealized (loss) on investments
     available for sale (net of deferred taxes)  (    119) (     285)

The accompanying notes are an integral part of these condensed financial statements.
Page 5 of 13 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997
(UNAUDITED)

Note 1.  Basis of Presentation

The financial information presented at and for the three months ended March 31, 1997 and 1996 is unaudited. Information presented at December 31, 1996 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, Fulton County National Bank & Trust Company and the Fulton County Community Development Corporation. All significant intercompany transactions and accounts have been eliminated.

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







Page 6 of 13 pages


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

Note 6.  Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 495,000 shares for the quarters ended March 31, 1997 and 1996.

Note 7.  Investment Securities

The carrying amounts of investment securities and their approximate fair values at March 31, 1997 were as follows:


                               Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

         Debt securities available for sale:

         U.S. Government
          treasuries    $          0   $      0  $       0 $         0
         State & municipal
          securities    5,005,746 35,291    (   45,406)    4,995,631
         U.S. Government
          agencies 7,254,265 0    (  147,070)    7,107,195
    Mortgage-backed
     securities      15,390,465     15,503  (  369,217)      15,036,751
              $ 27,650,476   $ 50,794  ($ 561,693)    $ 27,139,577

    There were no securities categorized "Held-to-maturity" or "Trading" at March 31, 1997.


















Page 7 of 13 pages


FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW

    Net after tax income for the first quarter of 1997 was $ 332,000 compared to $ 300,000 for the same period in 1996, representing an increase of $ 32,000, or 10.7%. Net income on an adjusted per share basis for the first three months of 1997 was $ .67, an increase of $ .06 from the $ .61 per share realized during the quarter ended March 31, 1996.

INTEREST INCOME

    Interest income for the first quarter of 1997 was $ 1,939,000 compared with $ 1,841,000 as of March 31, 1996, for an increase of $ 98,000, or 5.3%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 1997 compared with the same period in 1996.
Management expects average rates earned for the rest of 1997 to be higher than comparable periods of the previous year since interest rates have generally begun to increase.

INTEREST EXPENSE

    Interest expense for the quarter ended March 31, 1997 was $ 969,000, an increase of $ 26,000, or 2.8% over the $ 943,000 incurred for the same period in 1996. The increase was due primarily to a higher average balance of interest-earning deposits, primarily certificates of deposit, in 1997 compared with the same period in 1996. Management expects average rates paid for the rest of 1997 to be comparable to those of the previous year since deposit rates have remained flat.

NET INTEREST MARGINS

    Net interest margins for the first quarter of 1997 were 8.0% higher than those reported in the first quarter of 1996. Management plans to protect its net interest margins by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

    Noninterest income for the first three months of 1997 and the same period in 1996 was $ 106,000 and $ 79,000, respectively. Service charges on deposit accounts increased 24.1% over the same period in 1996. Other fee income decreased $ 12,000 primarily because of timing differences in the recognition of safe deposit box rental income in 1996 and 1997. Earnings on cash surrender value of directors/officers life insurance policies of $ 35,000 were reported in the first three months of 1997 compared with $ 16,000 in the prior period. Management anticipates further increases in noninterest income because of additional earnings on cash surrender value of life insurance policies. Additional gains on sales of other real estate owned are also expected to be reported during 1997.
Page 8 of 13 pages


NONINTEREST EXPENSES

    Noninterest expenses for the first quarter of 1997 were $ 613,000, an increase of $ 50,000, or 8.9%, from the $ 563,000 reported for the same period of 1996. Salaries and employee-related expenses were up 2.3% over the first quarter of 1996 due to merit pay increases. Fixed asset expenses were up 8.8% primarily due to increased equipment and building maintenance costs and depreciation. Other noninterest expenses increased 17.9% compared with the first three months of 1996 primarily due to increases in data processing, bank shares tax and other overhead expenses.

INCOME TAXES

    The income tax provision for the first quarter of 1997 was $ 116,000 compared to $ 114,000 for the same period in 1996. The income tax provision increased very little primarily due to an increase in tax-exempt interest on obligations of state and municipal subdivisions and the nontaxable income related to the increase in the cash surrender value of directors and officers life insurance.

PROVISION FOR LOAN LOSSES

    A $ 15,000 provision for loan losses was made for the first three months of 1997 compared with no provision for the same period in 1996. The provisions were based on management's evaluation of the reserve for possible loan losses at March 31, 1997 and 1996.

    A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)

                               March 31, 1997        March 31, 1996
Allowance for loan losses
    Beginning of period $ 444     $ 345

    Loans charged-off during the period:
         Real estate loans   0    0
         Installment loans   6    1
         Commercial and all other loans         0         0
                   Total charge-offs       6         1

    Recoveries of loans previously
     charged-off:
         Real estate loans   0    0
         Installment loans   4    8
         Commercial and all other
          loans              0       18
                   Total recoveries         4       26

Net loans charged-off (recovered)      2    (    25)
Provision for loan losses charged to
 operations           15         0
Allowance for loan losses - end of
 period            $ 457     $ 370

Page 9 of 13 pages


         The following shows the summary of nonperforming loans.

NONPERFORMING LOANS
(In 000's)

                    March 31, 1997             December 31, 1996

           Past Due 90 Days              Past Due 90 Days
           or More and Still             or More and Still
              Accruing       Nonaccruing      Accruing     Nonaccruing
Real estate
 loans        $ 1,438   $ 310     $ 1,038   $ 310
Installment
 loans        23   0    3    0
Commercial and
 all other
 loans              0       0           0       0
   Total
     loans    $ 1,461   $ 310     $ 1,041   $ 310

ASSETS

    Total assets on March 31, 1997 were $ 105,589,000, an increase of 3.2% from $ 102,355,000 on December 31, 1996. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on March 31, 1997 stood at $ 65,745,000, an increase of 3.1% from $ 63,791,000 on December 31, 1996. The loan loss reserve at the end of the first quarter of 1997 was $ 457,000 compared with $ 444,000 at year-end 1996 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

LIABILITIES

    Total deposits increased .4% to $ 92,028,000 as of March 31,
1997 compared with $ 91,632,000 at December 31, 1996. Demand, NOW and certificates of deposit increased while money market and regular savings deposits decreased.

CAPITAL

    Total equity as of March 31, 1997 was $ 10,283,000 representing 9.7% of total assets, an increase of $ 134,000 from the $ 10,149,000 reported on December 31, 1996. Accumulated earnings for the first three months of 1997 were partially offset by a $ 119,000 increase in net unrealized holding losses (net of deferred tax) and dividends declared of $ 79,200.

REGULATORY CAPITAL

    The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at March 31, 1997 is as follows:


Page 10 of 13 pages


                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements
    Leverage ratio 10.24%    4.0%
    Risk based capital ratios:
         Tier I (core capital)    16.22%    4.0%
         Combined tier I and tier
          II (core capital plus
          allowance for loan losses)   16.92%    8.0%

    The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

BALANCE SHEET ANALYSIS
(In 000's)
                                      Condensed Average Balance Sheets
                                      First Quarter      First Quarter
                                          1997               1996
    ASSETS

Federal funds sold $     484 $   1,501
Securities available for sale     27,246    28,614
Other investments  1,690     548
Loans                      65,367   60,412
         Total interest-earning assets 94,787    91,075
Cash and due from banks 2,502     2,487
Bank premises and equipment  2,172     2,063
All other assets   3,769     2,401
Allowance for loan losses    (      451)    (     348)
         Total assets   $ 102,779 $ 97,678

              LIABILITIES

Interest-bearing deposits in domestic
 offices           $  82,466 $ 80,082
Federal funds purchased 31   31
Other short-term borrowings       571         0
         Total interest-bearing liabilities 83,068    80,113

Noninterest-bearing deposits 9,032     7,432
All other liabilities        510       649
         Total liabilities   92,610    88,194

              STOCKHOLDERS' EQUITY

Common stockholders' equity  10,379    9,539
Net unrealized holding losses, net
 of tax       (      210)    (      55)
         Total stockholders' equity       10,169     9,484

         Total liabilities and stockholders'
          equity   $ 102,779 $ 97,678




Page 11 of 13 pages


















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



























Page 12 of 13 pages


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






























Page 13 of 13 pages