Form 10-Q
period 1997-06-30
FULTON BANCSHARES CORP
filed 1997-08-13
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997 Commission file number:  33-850626


                    FULTON BANCSHARES CORPORATION
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1598464
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                          17233
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 485-3144


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

          Class                       Outstanding at July 28, 1997
(Common stock, .625 par value)                   495,000


















Page 1 of 15 pages










FULTON BANCSHARES CORPORATION

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - June 30, 1997
	  and December 31, 1996	3
	Condensed consolidated statements of income - three months
	  ended June 30, 1997 and 1996	4
	Condensed consolidated statements of income - six months
	  ended June 30, 1997 and 1996	5
	Condensed consolidated statements of cash flows - six
	  months ended June 30, 1997 and 1996	6
	Notes to condensed consolidated financial statements	7 and 8

	Management's discussion and analysis of financial
	  condition and results of operations	9 - 13

PART II - OTHER INFORMATION	14

	Signatures	15






















Page 2 of 15 page
























PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                            June 30,      December 31,
                                              1997           1996  *
	ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks	$   3,981	$   3,731
Federal funds sold	0	495
Available-for-sale debt securities	27,197	27,752
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank and FNMA/FHLMC Preferred
  Stocks, at cost which approximates market	2,546	722
Loans, net of allowance for loan losses	68,706	63,791
Bank building, equipment, furniture &
 fixtures, net	2,225	2,149
Other real estate owned	300	337
Accrued interest receivable	721	635
Cash surrender value of life insurance	2,707	2,374
Other assets	      347	      369
		Total assets	$ 108,730	$ 102,355

LIABILITIES
Deposits:
		Noninterest-bearing deposits	$   9,900	$  10,000
		Interest-bearing deposits:
			Savings deposits	29,162	30,104
			Time deposits	   54,128	   51,528
				Total deposits	93,190	91,632
Accrued interest payable	376	373
Other borrowed money	4,225	0
Other liabilities	      212	      201
			Total liabilities	   98,003	   92,206

STOCKHOLDERS' EQUITY
	Capital stock, common, par value - $ 0.625;
	 4,000,000 shares authorized; 495,000
	 shares issued and outstanding 	309	309
	Surplus		2,051	2,051
	Retained earnings	8,497	8,007
	Net unrealized gains/(losses) available-
	 for-sale securities	(      130)	(      218)
			Total stockholders' equity	   10,727	   10,149

			Total liabilities and
			 stockholders' equity	$ 108,730	$ 102,355

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 15 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)
                                                1997         1996
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   1,514	$   1,407
	Interest & dividends on investment
	 securities:
		U.S. Government securities	358	415
		Obligations of state & political
		 subdivisions	65	33
	Interest on federal funds sold	3	13
	Other interest & dividend income	       40	        0
			Total interest & dividend income	    1,980	    1,868
Interest Expense
	Interest on deposits	982	915
	Interest on federal funds purchased	 2	13
	Interest on other borrowed money	       45	        1
			Total interest expense	    1,029	      929

			Net interest income before
			 provision for loan losses	951	939
Provision for loan losses	        5	        0

Net interest income after provision
 for loan losses	      946	      939

Other Income
	Service charges on deposit accounts	36	30
	Other fee income 	42	24
	Other noninterest income	47	 34
	Securities gains (losses)	        0	(        2)
			Total other income	      125	       86
Other Expense
	Salaries and employee benefits	316	294
	Fixed asset expenses (including
	 depreciation)	 111	100
	FDIC insurance premiums	3	          0
	Other noninterest expenses	      240	      221
			Total other expenses	      670	      615

			Net income before income taxes	401	410
Applicable income taxes	       85	      103
			Net income	$     316	$     307
Weighted average number of shares
 outstanding	495,000	495,000

Net income per share	$     .64	$     .62
Cash dividends declared per share	.16	.15


The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 15 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)
                                                1997         1996
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   2,986	$   2,795
	Interest & dividends on investment
	 securities:
		U.S. Government securities	721	818
		Obligations of state & political
		 subdivisions	125	55
	Interest on federal funds sold	9	21
	Other interest & dividend income	       78	       20
			Total interest & dividend income	    3,919	    3,709
Interest Expense
	Interest on deposits	1,942	1,858
	Interest on federal funds purchased	 3	13
	Interest on other borrowed money	       53	        1
			Total interest expense	    1,998	    1,872

			Net interest income before
			 provision for loan losses	1,921	1,837
Provision for loan losses	       20	        0

Net interest income after provision
 for loan losses	    1,901	    1,837

Other Income
	Service charges on deposit accounts	72	59
	Other fee income 	61	55
	Other noninterest income	       98	        51
			Total other income	      231	      165
Other Expense
	Salaries and employee benefits	588	560
	Fixed asset expenses (including
	 depreciation)	 222	202
	FDIC insurance premiums	6	          1
	Other noninterest expenses	      467	      415
			Total other expenses	    1,283	    1,178

			Net income before income taxes	849	824
Applicable income taxes	      201	      217
			Net income	$     648	$     607
Weighted average number of shares
 outstanding	495,000	495,000

Net income per share	$    1.31	$    1.23
Cash dividends declared per share	.32	.30



The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 15 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1997 and 1996
(UNAUDITED)
                                                 1997        1996
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$   648	$   607
	Adjustments to reconcile net income to net
	  cash provided by operating activities:
		Depreciation and amortization	91	73
		Provision for loan losses	20	0
		Other - Net	(    183)	(    315)
Net cash provided by operating activities	    576	   365

Cash flows from investing activities:
	Sale of OREO	47	0
	Improvements to OREO	     (      8)	(      2)
	Purchase of investment securities -
	 Available-for-sale	(  1,719)	(  7,737)
	Purchase FNMA/FHLMC Preferred Stock	(  1,820)	(    150)
	Purchase of Federal Home Loan Bank Stock	(      4)	(     72)
	Sales of available-for-sale securities	869	5,259
	Maturities of available-for-sale securities	1,539	1,827
	Net (increase) in loans	    (  4,935)	(  2,805)
	Purchase of officers/directors life
	 insurance policies	(    270)	(  1,641)
	Purchases of & deposits on bank premises
	 and equipment - net	(    145)	(     70)

Net cash (used) by investing activities	(  6,446)	(  5,391)

Cash flows from financing activities:
	Net increase in deposits	1,558	      2,042
	Dividends paid	(    158)	(    148)
	Net increase in other borrowed money	          4,225	  2,700

Net cash provided by financing activities	  5,625	  4,594

Net (decrease) in cash and cash equivalents	    (    245)	 (    432)

Cash and cash equivalents, beginning balance	  4,226	  3,456

Cash and cash equivalents, ending balance	$ 3,981	$ 3,024

Supplemental disclosure of cash flows information:
	Cash paid during the period for:
		Interest	$ 1,992	$ 1,860
		Income taxes	241	245

Supplemental schedule of noncash investing
 and financing activities:
	Change in net unrealized (loss) on investments
	 available for sale (net of deferred taxes)	    88	(     413)

The accompanying notes are an integral part of these condensed financial statements.
Page 6 of 15 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997
(UNAUDITED)

Note 1.	Basis of Presentation

The financial information presented at and for the six months ended June 30, 1997 and 1996 is unaudited. Information presented at December 31, 1996 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

Note 2.	Principles of Consolidation

The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, Fulton County National Bank & Trust Company and the Fulton County Community Development Corporation. All significant intercompany transactions and accounts have been eliminated.

Note 3.	Cash Flows

For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the statements of cash flows.

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

Note 6.	Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 495,000 shares for the quarters ended June 30, 1997 and 1996.

Note 7.	Investment Securities

The amortized cost amounts of investment securities and their approximate fair values at June 30, 1997 were as follows:


                               Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

		Debt securities available for sale:

		State & municipal
		 securities	$  5,249,583	$ 65,924	($  11,568)	$  5,303,939
		U.S. Government
		 agencies	7,253,979	1,938	(   66,380)	7,189,537
	Mortgage-backed
	 securities	  14,889,905	  22,728	(  209,739)	  14,702,894
			$ 27,393,467	$ 90,590	($ 287,687)	$ 27,196,370

	There were no securities categorized "Held-to-maturity" or "Trading" at June 30, 1997.



















Page 8 of 15 pages


FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

	Net after tax income for the first six months of 1997 was $ 648,000 compared to $ 607,000 for the same period in 1996, representing an increase of $ 41,000, or 6.8%. Net income on an adjusted per share basis for the first six months of 1997 was $ 1.31, an increase of $ .08 from the $ 1.23 per share realized during the six months ended June 30, 1996.

RESULTS OF OPERATIONS

Second Quarter 1997 vs. Second Quarter 1996

	Interest income for the second quarter of 1997 was $ 1,980,000 compared to $ 1,868,000 as of June 30, 1996, for an increase of $ 112,000, or 6.0%. The increase was due primarily to a higher average balance of loans in 1997 compared with the same period in 1996, which typically produce higher yields than investments. Management expects average rates earned for the rest of 1997 to be slightly higher than comparable periods of the previous year since interest rates have generally begun to increase.

	Interest expense for the current quarter was $ 1,029,000, an increase of $ 100,000, or 10.8% over the $ 929,000 for the same period of the prior year. The increase was due primarily to a higher average balance of interest-earning time deposits in 1997 compared with the same period in 1996. Even though average rates have generally begun to increase, management expects average rates paid for the rest of 1997 to be comparable to or slightly less than those of the previous year since their strategy is to pay average rates that are lower than local competition but more closely aligned to the surrounding area.

	Net interest income for the second quarter of 1997 totaled $ 951,000, up $ 12,000 from the second quarter of 1996.

Six Months 1997 vs. Six Months 1996

	Interest income for the first six months of 1997 was $ 3,919,000 compared to $ 3,709,000 as of June 30, 1996, for an increase of $ 210,000, or 5.7%. This increase was primarily due to a higher average balance of loans in 1997 compared with the same period in 1996, which typically produce higher yields than investments. Management expects average rates earned for the rest of 1997 to be slightly higher than comparable periods of the previous year since interest rates have generally begun to increase.






Page 9 of 15


	Interest expense for the six months ended June 30, 1997 was $ 1,998,000, an increase of $ 126,000, or 6.7% over the first six months of 1996. Increases in time deposits, which pay higher average rates, have resulted in higher interest expense for the first six months of 1997 compared to the first six months of 1996. Even though average rates have generally begun to increase, management expects average rates paid for the rest of 1997 to be comparable to or slightly less than comparable periods of the previous year since their strategy is to pay average rates that are lower than local competition but more closely aligned to the surrounding area.

	Net interest income for the first six months of 1997 was $ 1,921,000 compared to $ 1,837,000 as of June 30, 1996, an increase of 4.6%. Liquidity and interest rate risk are continuously monitored through asset-liability committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

OTHER INCOME
Second Quarter 1997 vs. Second Quarter 1996

	Noninterest income rose from $ 86,000 in 1996 to $ 125,000 in 1997. Service charges on deposit accounts increased $ 6,000 over the same period in 1996. Other fee income increased $ 16,000 primarily because of an increase in fiduciary fees. Earnings on cash surrender value of directors/officers life insurance policies of $ 38,000 were reported during the second quarter of 1997, compared with $ 33,000 in the prior year's period. Management anticipates further increases in noninterest income because of additional earnings on cash surrender value of life insurance policies. Gains on sales of other real estate owned are also expected to be reported during 1997.

Six Months 1997 vs. Six Months 1996

	Noninterest income for the first six months of 1997 and the same period in 1996 were $ 231,000 and $ 165,000, respectively. Service charges on deposit accounts were up $ 13,000. Earnings on cash surrender value of directors/officers life insurance policies of $ 74,000 were reported for the first six months of 1997 compared with $ 49,000 for the first six months of 1996. Management anticipates further increases in noninterest expense because of additional earnings on cash surrender value of life insurance policies. Gains on sales of other real estate owned are also expected to be reported in 1997.

OTHER EXPENSES
Second Quarter 1997 vs. Second Quarter 1996

	Noninterest expenses totaled $ 670,000 for the quarter ended June 30, 1997, an increase of $ 55,000 over the $ 615,000 for the quarter ended June 30, 1996. Employee related expenses were up
$ 22,000, or 7.5%, over the second quarter of 1996 due to merit pay increases and additional part-time employment. Net occupancy expenses increased $ 11,000. Other noninterest expenses were up $ 22,000, or 10.0% over the second quarter of 1996 due to increased data processing costs, bank shares tax and other overhead expenses.
Page 10 of 15


Six Months 1997 vs. Six Months 1996

	Noninterest expenses for the first six months of 1997 were $ 1,283,000, an increase of $ 105,000, or 8.9%, from $ 1,178,000 reported for the same period in 1996. Salaries and related expenses were up 5.0% over the first six months of 1996 due to merit pay increases and additions to the part-time staff. Net occupancy expenses increased 9.9% over the first six months of 1996 due to increased maintenance costs and depreciation. Other noninterest expenses increased 13.7% compared to the first six months of 1996 primarily due to increases in data processing costs, bank shares tax and other overhead expenses.

INCOME TAXES
	The income tax provision for the second quarter of 1997 was $ 85,000 compared to $ 103,000 for the second quarter of 1996. The effective income tax rate for the first six months of 1997 was 23.7% compared to 26.3% for the six month period ended June 30, 1996. This reduction was caused primarily by increased tax free investments and loans compared to the prior period.

PROVISION FOR LOAN LOSSES
	A $ 20,000 provision for loan losses was made for the first six months of 1997 while no addition was made to the provision for loan losses for the first six months of 1996. The provisions were based on management's evaluation of the reserve for possible loan losses at June 30, 1997 and 1996.

	A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)
                                  June 30, 1997      June 30, 1996
Allowance for loan losses
	Beginning of period	$ 444	$ 345

	Loans charged-off during the period:
		Real estate loans	0	0
		Installment loans	17	4
		Commercial and all other loans	    0	    0
				Total charge-offs	   17	    4

	Recoveries of loans previously
	 charged-off:
		Real estate loans	0	0
		Installment loans	4	8
		Commercial and all other
		 loans		    33	   26
				Total recoveries	    37	   34

Net loans charged-off	     20	30

Provision for loan losses charged to
 operations		   20	    0

Allowance for loan losses - end of
 period			$ 484	$ 375

Page 11 of 15


		The loan loss reserve at June 30, 1997 was $ 484,000 compared to $ 444,000 at December 31, 1996 and is considered adequate, in management's judgment, to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

		Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30:

NONPERFORMING LOANS
(In 000's)
                                  90 Days or More
                                       Past Due      Nonaccrual Status
                                  1997       1996    1997        1996

		Real estate loans	$ 181	$ 357	$ 310	$ 310
		Installment loans	16	0	0	0
		Demand and time loans	    0	   82	    0	    0
		   Total loans	$ 197	$ 439	$ 310	$ 310

	There were no restructured loans for any of the time periods set forth above.

ASSETS

	Total assets at June 30, 1997 were $ 108,730,000, a 6.2%
increase from $ 102,355,000 at December 31, 1996. Net loans at June 30, 1997 totaled $ 68,706,000, an increase of $ 4,915,000 from
$ 63,791,000 at December 31, 1996. Management intends to contain growth and concentrate on maintaining adequate profit margins.

LIABILITIES

	Total deposits increased 1.7% to $ 93,190,000 at June 30, 1997 compared to $ 91,632,000 at December 31, 1996. Noninterest-bearing deposits decreased 1.0% and savings deposits decreased 3.1%, while time deposits increased 5.0%.

CAPITAL

	Total equity as of June 30, 1997 was $ 10,727,000 representing 9.9% of total assets, an increase of $ 578,000 from the $ 10,149,000 reported on December 31, 1996. Accumulated earnings for the first six months of 1997 were partially offset by dividends declared and paid of $ 158,400 while net unrealized holding losses (net of deferred tax) decreased by $ 88,000.

REGULATORY CAPITAL

	The company maintains ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton
Bancshares Corporation's capital ratios to regulatory minimum requirements at June 30, 1997 is as follows:




Page 12 of 15


                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements
	Leverage ratio	10.11%	4%
	Risk based capital ratios:
		Tier I (core capital)	16.24%	4%
		Combined tier I and tier
		 II (core capital plus
		 allowance for loan losses)	16.96%	8%

BALANCE SHEET ANALYSIS

	The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
(In 000's)
                                                 Second Quarter
                                             1997           1996
     	ASSETS

Federal funds sold	$       0	$     75
Securities available for sale	27,521	28,505
Securities held to maturity:
	Taxable		0	0
	Exempt from federal income taxes	        0	       0
		Total securities held-to-maturity	0	0
Other investments	2,547	722
Loans				   67,951	  61,885
		Total interest-earning assets	98,019	91,187
Cash and due from banks	3,065	2,518
Bank premises and equipment	2,198	2,073
All other assets	4,060	3,403
Allowance for loan losses	(      474)	(     372)
		Total assets	$ 106,868	$ 98,809

			LIABILITIES

Interest-bearing deposits in domestic
 offices			$ 82,759	$ 79,882
Federal funds purchased	10	698
Other short-term borrowings	   3,474	     213
		Total interest-bearing liabilities	86,243	80,793

Noninterest-bearing deposits	9,605	8,195
All other liabilities	     571	     481
		Total liabilities	  96,419	  89,469

			STOCKHOLDERS' EQUITY

Common stockholders' equity	10,685	9,721
Net unrealized holding losses, net of tax	(      236)	(      381)
		Total stockholders' equity	   10,449	   9,340

		Total liabilities and stockholders'
		 equity	$ 106,868	$ 98,809

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