Form 10-Q
period 1997-09-30
FULTON BANCSHARES CORP
filed 1997-11-14
CIK 850626

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

          Class                       Outstanding at October 27, 1997
(Common stock, .625 par value)                   495,000

















Page 1 of 15 pages










FULTON BANCSHARES CORPORATION

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - September 30, 1997 and December 31, 1996  3
    Condensed consolidated statements of income - three months
      ended September 30, 1997 and 1996     4
    Condensed consolidated statements of income - nine months
      ended September 30, 1997 and 1996     5
    Condensed consolidated statements of cash flows - nine
      months ended September 30, 1997 and 1996   6
    Notes to condensed consolidated financial statements   7 and 8

    Management's discussion and analysis of financial
      condition and results of operations   9 - 13

PART II - OTHER INFORMATION  14

    Signatures     15






















Page 2 of 15 page
























PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                          September 30,   December 31,
                                              1997           1996  *
    ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks $   3,354 $   3,731
Federal funds sold 0    495
Available-for-sale debt securities     24,350    27,752
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank and FNMA/FHLMC Preferred
  Stocks, at cost which approximates market 3,646     722
Loans, net of allowance for loan losses     69,362    63,791
Bank building, equipment, furniture &
 fixtures, net     2,227     2,149
Other real estate owned 129  337
Accrued interest receivable  684  635
Cash surrender value of life insurance 2,740     2,374
Other assets        385       369
         Total assets   $ 106,877 $ 102,355

LIABILITIES
Deposits:
         Noninterest-bearing deposits  $   8,707 $  10,000
         Interest-bearing deposits:
              Savings deposits    29,407    30,104
              Time deposits     54,099    51,528
                   Total deposits 92,213    91,632
Accrued interest payable     464  373
Other borrowed money    2,820     0
Other liabilities        241       201
              Total liabilities      95,738    92,206

STOCKHOLDERS' EQUITY
    Capital stock, common, par value - $ 0.625;
     4,000,000 shares authorized; 495,000
     shares issued and outstanding     309  309
    Surplus        2,051     2,051
    Retained earnings   8,761     8,007
    Net unrealized gains/(losses) available-
     for-sale securities            18 (      218)
              Total stockholders' equity       11,139    10,149

              Total liabilities and
               stockholders' equity    $ 106,877 $ 102,355

*  Condensed from audited financial statements


The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 15 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)
                                                1997         1996
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   1,536 $   1,458
    Interest & dividends on investment
     securities:
         U.S. Government securities    321  407
         Obligations of state & political
          subdivisions  65   47
    Interest on federal funds sold     2    0
    Other interest & dividend income          54        10
              Total interest & dividend income       1,978     1,922
Interest Expense
    Interest on deposits     983  888
    Interest on federal funds purchased      3   24
    Interest on other borrowed money          31        14
              Total interest expense       1,017       926

              Net interest income before
               provision for loan losses    961  996
Provision for loan losses            0        50

Net interest income after provision
 for loan losses         961       946

Other Income
    Service charges on deposit accounts     37   36
    Other fee income    32   26
    Other noninterest income 47    29
    Securities gains (losses)             1 (        2)
              Total other income        117        89
Other Expense
    Salaries and employee benefits     280  274
    Fixed asset expenses (including
     depreciation)  96  96
    FDIC insurance premiums  2              1
    Other noninterest expenses          247       209
              Total other expenses           625       580

              Net income before income taxes     453  455
Applicable income taxes        96       104
              Net income     $     357 $     351
Weighted average number of shares
 outstanding  495,000   495,000

Net income per share    $     .72 $     .71
Cash dividends declared per share .185 .175


The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 15 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)
                                                1997         1996
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   4,522 $   4,253
    Interest & dividends on investment
     securities:
         U.S. Government securities    1,042     1,225
         Obligations of state & political
          subdivisions  190  102
    Interest on federal funds sold     11   21
    Other interest & dividend income         132        30
              Total interest & dividend income       5,897     5,631
Interest Expense
    Interest on deposits     2,925     2,746
    Interest on federal funds purchased      6   37
    Interest on other borrowed money          84        15
              Total interest expense       3,015     2,798

              Net interest income before
               provision for loan losses    2,882     2,833
Provision for loan losses           20        50

Net interest income after provision
 for loan losses       2,862     2,783

Other Income
    Service charges on deposit accounts     109  95
    Other fee income    93   81
    Other noninterest income       145         80
    Securities gains (losses)             1 (        2)
              Total other income        348       254
Other Expense
    Salaries and employee benefits     868  834
    Fixed asset expenses (including
     depreciation)  318 298
    FDIC insurance premiums  8              2
    Other noninterest expenses          714       624
              Total other expenses         1,908     1,758

              Net income before income taxes     1,302     1,279
Applicable income taxes       297       321
              Net income     $   1,005 $     958
Weighted average number of shares
 outstanding  495,000   495,000

Net income per share    $    2.03 $    1.94
Cash dividends declared per share .505 .475


The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 15 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1997 and 1996
(UNAUDITED)
                                                 1997        1996
                                                   (000 Omitted)
Cash flows from operating activities:
    Net income     $ 1,005   $   958
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization 137  110
         Provision for loan losses     20   50
         Other - Net    (      73)     (    225)
Net cash provided by operating activities     1,089      893

Cash flows from investing activities:
    Sale of OREO   219  17
    Improvements to OREO          (      9) (      2)
    Purchase of investment securities -
     Available-for-sale (  1,719) (  8,261)
    Purchase FNMA/FHLMC Preferred Stock     (  2,919) (    150)
    Purchase of Federal Home Loan Bank Stock     (      4) (     72)
    Sales of available-for-sale securities  3,325     5,909
    Maturities of available-for-sale securities  2,153     2,490
    Net (increase) in loans      (  5,591)  (  3,594)
    Purchase of officers/directors life
     insurance policies (    270) (  1,641)
    Purchases of & deposits on bank premises
     and equipment - net     (    297) (    148)
Net cash (used) by investing activities     (  5,112) (  5,452)

Cash flows from financing activities:
    Net increase in deposits 581        3,286
    Dividends paid (    250) (    235)
    Net increase in federal funds purchased 0    1,620
    Net increase in other borrowed money              2,820             0
Net cash provided by financing activities     3,151     4,671

Net increase (decrease) in cash and
  cash equivalents     (    872)       112

Cash and cash equivalents, beginning balance       4,226     3,456

Cash and cash equivalents, ending balance   $ 3,354   $ 3,568

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest  $ 2,924   $ 2,723
         Income taxes   349  475

Supplemental schedule of noncash investing
 and financing activities:
    Change in net unrealized (loss) on investments
     available for sale (net of deferred taxes)      236   (     376)

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 15 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1997
(UNAUDITED)

Note 1.  Basis of Presentation

The financial information presented at and for the nine months ended September 30, 1997 and 1996 is unaudited. Information presented at December 31, 1996 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 6.  Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 495,000 shares for the periods ended
September 30, 1997 and 1996.

Note 7.  Investment Securities

The amortized cost amounts of investment securities and their approximate fair values at September 30, 1997 were as follows:


                               Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

         Debt securities available for sale:

         State & municipal
          securities    $  5,150,054   $ 117,504 ($   1,778)    $  5,265,780
         U.S. Government
          agencies 6,753,689 15,606    (   26,945)    6,742,350
    Mortgage-backed
     securities      12,419,509      25,661 (  103,586)      12,341,584
              $ 24,323,252   $ 158,771 ($ 132,309)    $ 24,349,714

    There were no securities categorized "Held-to-maturity" or "Trading" at September 30, 1997.



















Page 8 of 15 pages


FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

    Net after tax income for the first nine months of 1997 was $ 1,005,000 compared to $ 958,000 for the same period in 1996, representing an increase of $ 47,000, or 4.9%. Net income on an adjusted per share basis for the first nine months of 1997 was $ 2.03, an increase of $ .09 from the $ 1.94 per share realized during the nine months ended September 30, 1996.

RESULTS OF OPERATIONS

Third Quarter 1997 vs. Third Quarter 1996

    Interest income for the third quarter of 1997 was $ 1,978,000 compared to $ 1,922,000 as of September 30, 1996, for an increase of $ 56,000, or 2.9%. The increase was due primarily to a higher average balance of loans in 1997 compared with the same period in 1996, which typically produce higher yields than investments. Management expects average rates earned for the rest of 1997 to be slightly higher than comparable periods of the previous year since interest rates have generally increased.

    Interest expense for the current quarter was $ 1,017,000, an increase of $ 91,000, or 9.8% over the $ 926,000 for the same period of the prior year. The increase was due primarily to a higher average balance of interest-earning time deposits in 1997 compared with the same period in 1996. Even though average rates have generally begun to increase, management expects average rates paid for the rest of 1997 to be comparable to or slightly less than those of the previous year since their strategy is to pay average rates that are lower than local competition but more closely aligned to the surrounding area.

    Net interest income for the third quarter of 1997 totaled
$ 961,000, up $ 15,000 from the third quarter of 1996.

Nine Months 1997 vs. Nine Months 1996

    Interest income for the first nine months of 1997 was $ 5,897,000 compared to $ 5,631,000 as of September 30, 1996, for an increase of $ 266,000, or 4.7%. This increase was primarily due to a higher average balance of loans in 1997 compared with the same period in 1996, which typically produce higher yields than investments. Management expects average rates earned for the rest of 1997 to be slightly higher than comparable periods of the previous year since interest rates have generally increased.






Page 9 of 15 pages


    Interest expense for the nine months ended September 30, 1997 was $ 3,015,000, an increase of $ 217,000, or 7.8% over the first nine months of 1996. Increases in time deposits, which pay higher average rates, have resulted in higher interest expense for the first nine months of 1997 compared to the first nine months of 1996. Even though average rates have generally begun to increase, management expects average rates paid for the rest of 1997 to be comparable to or slightly less than comparable periods of the previous year since their strategy is to pay average rates that are lower than local competition but more closely aligned to the surrounding area.

    Net interest income for the first nine months of 1997 was $ 2,882,000 compared to $ 2,833,000 as of September 30, 1996, an increase of 1.7%. Liquidity and interest rate risk are continuously monitored through asset-liability committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

OTHER INCOME
Third Quarter 1997 vs. Third Quarter 1996

    Noninterest income rose from $ 89,000 in 1996 to $ 117,000 in 1997. Service charges on deposit accounts increased slightly over the same period in 1996. Other fee income increased $ 6,000 primarily because of an increase in fiduciary fees. Earnings on cash surrender value of directors/officers life insurance policies of $ 39,000 were reported during the third quarter of 1997, compared with $ 30,000 in the prior year's period. Management anticipates further increases in noninterest income because of additional earnings on cash surrender value of life insurance policies. Gains on sales of other real estate owned are also expected to be reported during 1997.

Nine Months 1997 vs. Nine Months 1996

    Noninterest income for the first nine months of 1997 and the same period in 1996 were $ 348,000 and $ 254,000, respectively. Service charges on deposit accounts were up $ 14,000 primarily due to an increase in overdraft fees. Other fee income increased $ 12,000 primarily because of an increase in fiduciary fees. Earnings on cash surrender value of directors/officers life insurance policies of $ 112,000 were reported for the first nine months of 1997 compared with $ 78,000 for the first nine months of 1996. Management anticipates further increases in noninterest expense because of additional earnings on cash surrender value of life insurance policies. Gains on sales of other real estate owned are also expected to be reported in 1997.

OTHER EXPENSES
Third Quarter 1997 vs. Third Quarter 1996

    Noninterest expenses totaled $ 625,000 for the quarter ended September 30, 1997, an increase of $ 45,000 over the $ 580,000 for the quarter ended September 30, 1996. Employee related expenses were up
$ 6,000, or 2.2%, over the third quarter of 1996 due to merit pay increases. Net occupancy expenses were comparable to the same period in 1996. Other noninterest expenses were up $ 38,000, or 18.2% over the third quarter of 1996 due to increased data processing costs, bank shares tax and other overhead expenses.
Page 10 of 15 pages


Nine Months 1997 vs. Nine Months 1996

    Noninterest expenses for the first nine months of 1997 were $ 1,908,000, an increase of $ 150,000, or 8.5%, from $ 1,758,000 reported for the same period in 1996. Salaries and related expenses were up 4.1% over the first nine months of 1996 due to merit pay increases and additions to the part-time staff. Net occupancy expenses increased 6.7% over the first nine months of 1996 due to increased maintenance costs and depreciation. Other noninterest expenses increased 14.4% compared to the first nine months of 1996 primarily due to increases in data processing costs, bank shares tax and other overhead expenses.

INCOME TAXES
    The income tax provision for the third quarter of 1997 was $ 96,000 compared to $ 104,000 for the third quarter of 1996. The effective income tax rate for the first nine months of 1997 was 22.8% compared to 25.1% for the nine month period ended September 30, 1996.
 This reduction was caused primarily by increased tax free investments and loans compared to the prior period.

PROVISION FOR LOAN LOSSES
    A $ 20,000 provision for loan losses was made for the first nine months of 1997 while a $ 50,000 addition was made to the provision for loan losses for the first nine months of 1996. The provisions were based on management's evaluation of the reserve for possible loan losses at September 30, 1997 and 1996.

    A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)
                               September 30, 1997   September 30, 1996
Allowance for loan losses
    Beginning of period $ 444     $ 345

    Loans charged-off during the period:
         Real estate loans   0    0
         Installment loans   35   4
         Commercial and all other loans         1         0
                   Total charge-offs      36         4

    Recoveries of loans previously
     charged-off:
         Real estate loans   0    0
         Installment loans   5    10
         Commercial and all other
          loans             42       31
                   Total recoveries        47       41

Net loans charged-off        (     11) (    37)

Provision for loan losses charged to
 operations           20        50

Allowance for loan losses - end of
 period            $ 475     $ 432

Page 11 of 15 pages


         The loan loss reserve at September 30, 1997 was $ 475,000 compared to $ 432,000 at December 31, 1996 and is considered adequate, in management's judgment, to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

         Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30:

NONPERFORMING LOANS
(In 000's)
                                  90 Days or More
                                       Past Due      Nonaccrual Status
                                  1997       1996    1997        1996

         Real estate loans   $ 339     $ 572     $ 310     $ 317
         Installment loans   4    11   0    0
         Demand and time loans        0        27        52         0
            Total loans $ 343     $ 610     $ 362     $ 317

    There were no restructured loans for any of the time periods set forth above.

ASSETS

    Total assets at September 30, 1997 were $ 106,877,000, a 4.4% increase from $ 102,355,000 at December 31, 1996. Net loans at
September 30, 1997 totaled $ 69,362,000, an increase of $ 5,571,000 from $ 63,791,000 at December 31, 1996. Management intends to contain growth and concentrate on maintaining adequate profit margins.

LIABILITIES

    Total deposits increased 0.6% to $ 92,213,000 at September 30, 1997 compared to $ 91,632,000 at December 31, 1996. Noninterest-bearing deposits decreased 12.9% and savings deposits decreased 2.3%, while time deposits increased 5.0%.

CAPITAL

    Total equity as of September 30, 1997 was $ 11,139,000 representing 10.4% of total assets, an increase of $ 990,000 from the $ 10,149,000 reported on December 31, 1996. Accumulated earnings for the first nine months of 1997 were partially offset by dividends declared and paid of $ 249,975 while net unrealized holding losses (net of deferred tax) decreased by $ 236,000.

REGULATORY CAPITAL

    The company maintains ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at September 30, 1997 is as follows:




Page 12 of 15 pages


                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements
    Leverage ratio 10.43%    4%
    Risk based capital ratios:
         Tier I (core capital)    16.53%    4%
         Combined tier I and tier
          II (core capital plus
          allowance for loan losses)   17.24%    8%

BALANCE SHEET ANALYSIS

    The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
(In 000's)
                                                 Third Quarter
                                             1997           1996
         ASSETS

Federal funds sold $       107    $       0
Securities available for sale     25,340    28,588
Other investments  3,401     722
Loans                      69,123    63,417
         Total interest-earning assets 97,971    92,727
Cash and due from banks 2,432     2,786
Bank premises and equipment  2,223     2,068
All other assets   3,940     3,513
Allowance for loan losses    (      483)    (      413)
         Total assets   $ 106,083 $ 100,681

              LIABILITIES

Interest-bearing deposits in domestic
 offices           $ 83,393  $  79,220
Federal funds purchased 190  1,745
Other short-term borrowings     2,177        613
         Total interest-bearing liabilities 85,760    81,578

Noninterest-bearing deposits 8,903     9,606
All other liabilities        592        354
         Total liabilities     95,255     91,538

              STOCKHOLDERS' EQUITY

Common stockholders' equity  10,832    9,578
Net unrealized holding losses, net of tax   (        4)    (      435)
         Total stockholders' equity       10,828     9,143

         Total liabilities and stockholders'
          equity   $ 106,083 $ 100,681




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