Form 10-K
period 1997-12-31
FULTON BANCSHARES CORP
filed 1998-03-30
CIK 850626

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997
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

   Class                      Outstanding at March 9, 1998
(Common stock, .625 par value)         495,000


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1997 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 1998
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.











































-1-


Item 1.   Business.

Description of the Company

         Fulton Bancshares Corporation (the "Company"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising the Fulton County National Bank and Trust Company (the "Bank"), and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation ("FCCDC"), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had minimal activity in 1997, and has no employees.
         The principal executive office of the Company is located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233. The telephone number of the Company is (717) 485-3144.
         The Company has no employees.
-2-


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

Description of the Bank
         The Bank was organized on February 24, 1887 as a Pennsylvania state-chartered banking institution. It converted to a national banking association on September 5, 1933, and is presently under the supervision of the Office of the Comptroller of the Currency (the "Comptroller"). The Bank is a member of the Federal Reserve System. Customers' deposits held by the Bank are insured by the FDIC to the maximum extent permitted by law. The Bank's legal headquarters are located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233.
         The Bank engages in a full service commercial and consumer banking business, including the acceptance of time and demand deposits and the making of secured and unsecured commercial and consumer loans, and offering trust services.
 The Bank's primary service area is located in Fulton County, Pennsylvania. Specifically, the main office of the Bank is located in McConnellsburg, the county seat. Within the defined service area of the Bank's main office, the banking business is highly competitive. In addition to local community banks, the Bank competes with regionally-based commercial banks, all of which have greater assets, capital and lending limits. The Bank also competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities.
         In order to compete effectively in this market and to obtain business from individuals, small and medium-sized businesses and professionals, the Bank offers specialized services such as extended hours of operation and personal and business checking accounts at competitive rates in addition to traditional commercial and consumer banking and trust services. The Bank accepts time, demand and savings deposits, including passbook accounts, statement savings accounts, NOW accounts, money market accounts, regular savings accounts, certificates of deposit and club accounts.
 The Bank makes secured and unsecured commercial, consumer, mortgage and construction loans. Consumer loans include revolving credit lines. The following support services are offered by the Bank to make financial management more efficient and convenient for its customers: bank by mail, direct deposit, drive-in banking, Federal Tax Depository, automatic teller machine, MasterCard/Visa applications and cash advances, night deposit services, notary public services, payroll deduction plan, personal collections, safe deposit boxes, signature guarantees, travelers checks, treasury securities, U.S. Savings Bonds, individual retirement accounts, and utility and municipal payments.
The Bank also provides discount
-14-


brokerage services, mutual funds, and other alternative investment products to offer its customers a full range of investment services. The Bank expects to experience a modest increase in growth.
Lending Activities
         It is the Bank's general policy to grant all of its loans in its primary trade area. This trade area includes all of Fulton County, Southern Huntington County and the Hancock, Maryland area. The Bank's lending objectives are as follows: (1) to establish a diversified loan portfolio composed of a predetermined mix of mortgage loans, commercial loans, consumer loans and all other loan types; (2) to provide a satisfactory rate of return to its shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, and collateral quality; and, (3) to provide protection for its depositors by maintaining a predetermined level of loans to deposits to ensure liquidity. The Bank recognizes that the lending of money is a community responsibility which involves a degree of credit risk and is willing to undertake such risks by utilizing standard banking procedures and making prudent judgments when extending credit.
         The Bank makes loans to both individual consumers and commercial entities. The types of loans offered include: (1) loans for businesses and individuals on a
-15-


short term or seasonal basis; (2) mortgage and construction loans, (3) loans to individuals for consumer purchases such as appliances, furniture, vacations, etc.: (4) loans secured by marketable stock and bonds providing adequate margins for market fluctuations; (5) short term working capital loans secured by the assignment of accounts receivable and inventory; (6) automobile loans, and (7) second liens on commercial and residential real estate. Loans of these types will be considered desirable by the Bank provided such loans meet the test of sound credit.
         The Bank has adopted the following loan-to-value ratios, in accordance with standards adopted by its bank supervisory agencies:

               Loan Category
                                         Loan-to-Value Limit
         Raw land  65%
         Land development    75%
         Construction:
           Commercial, multifamily, and other
             nonresidential  80%
           1 to 4-family residential   85%
         Improved property   85%
         Owner-occupied 1 to 4 family and
          home equity   90%

The Bank does not assume undue risk on any loan within the loan portfolio, and takes appropriate steps to secure all loans as necessary.


-16-


Concentration
         The Bank is neither dependent upon deposits nor exposed to loan concentrations to a single customer or to a single industry, the loss of any one or more of which would have a material adverse effect on the financial condition of the Bank.
Employees
         As of December 31, 1997, the Bank has forty-four
(44) full-time equivalent employees.
Supervision and Regulation - The Bank
         The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. The operations of the Bank are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC. The primary supervisory authority of the Bank is the Comptroller, which regulates and examines the Bank. The Comptroller has authority to prevent national banks from engaging in unsafe or unsound practices in conducting their businesses.
         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and
-17-


collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches. Under Pennsylvania law, the Bank may establish or acquire branch offices, subject to certain limitations, in any county of the state. National bank branches, however may be established within the permitted area only after approval by the Comptroller.
         As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by the Bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary Bank maintains a correspondent relationship.
FDIC
         Under the Federal Deposit Insurance Act, the
Comptroller possesses the power to prohibit institutions
-18-


regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given sixty (60) days prior written notice and within that time has not disapproved the acquisition or otherwise extended the period for disapproval. Control for purposes of FIRA, means the power, directly or indirectly, to direct the management or policies or to vote twenty-five percent (25%) or more of any class of outstanding stock of a financial institution or its respective holding company. A -19-


person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company such as the Company, would presumably be deemed to control the institution for purposes of FIRA.
Garn-St Germain
         The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities. The 1982 Act also amended FIRA (see above) by eliminating the statutory limits on lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. The 1982 Act, however, also tightened FIRA provisions respecting management interlocks and correspondent bank relationships involving a bank's management personnel.
CRA
         Under the Community Reinvestment Act of 1977, as amended ("CRA"), the Comptroller is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a -20-


branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the Comptroller make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating and a statement describing the basis for the rating, which is publicly disclosed.
BSA
         Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $ 10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $ 10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.
CEBA
         An omnibus federal banking bill, known as the Competitive Equality Banking Act ("CEBA"), was signed into law in August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions -21-


between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed and failing banks; (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan.
FDICIA
    Capital Categories
         In December of 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below:

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

    Based on the above criteria, the Bank is classified

as "well capitalized".


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

         The corporation's common stock is traded on a limited basis in the local over-the-counter market. As of December 31, 1997, the approximate number of shareholders of record was 492.

                 Market     Cash        Market      Cash
                 Price    Dividend      Price     Dividend
                       1997                   1996
First Quarter $ 35.00   $ .16     $ 27.00   $ .15
Second Quarter     35.00     .16  32.00     .15
Third Quarter 40.00     .185 35.00     .179
Fourth Quarter     45.00     .195 35.00     .185

Item 6.  Selected Financial Data.

                    1997   1996     1995    1994     1993
Income (000 omitted)

Interest income    $ 7,898   $ 7,513   $ 7,298   $ 6,417   $ 6,349
Interest expense   4,036     3,725     3,732     3,269     3,575
Provision for
 loan losses            20        65        62        48        70
Net interest
 income after
 provision for
 loan losses       3,842     3,723     3,504     3,100     2,704
Securities gains
 (losses)     3    (      2) 5     2       89
Other operating
 income            470  391  276  242  229
Other operating
 expenses            2,626     2,425     2,304     2,236     2,097
Income before
 income taxes      1,689     1,687     1,481     1,108       925
Applicable income
 tax                   384       455       422       319       225
    Net income          $ 1,305   $ 1,232   $ 1,059   $   789   $   700

Per share amounts are based on following weighted averages:

              1997 - 495,000     1995 - 480,476   1993 - 440,000
              1996 - 495,000     1994 - 440,000

Income before
 income taxes      $  3.41   $ 3.41    $  3.08   $   2.52  $  2.10
Applicable income
 taxes             .77  .92  .88  .73  .51
   Net income           2.64 2.49 2.20 1.79 1.59
Cash dividend paid      .70  .66  .55  .48  .44
Book value         23.04     20.50     19.08     14.12     15.42

               1997      1996     1995      1994     1993
Income (000 omitted)
Year-End Balance Sheet Figures (000 omitted)
Total assets  $ 105,770 $ 102,355 $  96,449 $  90,890 $  88,349
Net loans      70,416   63,791    59,871    60,321    60,998
Total investment
 securities        25,922    28,474    29,365    24,060    18,350
Deposits-non-
 interest
 bearing       8,159    10,000    7,959      7,266     6,930
Deposits-interest
 bearing       82,062   81,632    78,399    76,728    74,220
Total deposits     90,221    91,632    86,358     83,994   81,150
Liabilities for
 borrowed money 3,470        0    0      220         0
Total stock-
 holders'
 equity  11,407    10,149    9,445       6,214    6,785

Ratios
Average equity/
 average assets    10.29     9.80 9.29  7.23      7.15
Return on
 average equity    11.98     12.57     12.13     12.08     10.73
Return on
 average assets    1.23 1.23 1.13  .87  .77

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations included on pages 26 through 32 of the annual report to security holders is incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data.
         The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 25 of the annual shareholders report for the year ended December 31, 1997 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

FULTON BANCSHARES CORPORATION AND SUBSIDIARY
    For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.
    Closely related to the management of liquidity is the management of rate sensitivity which focuses on maintaining stability in the net interest margin.  As
illustrated in the table below the tax equivalent net interest margin ranged from 4.0% to
4.1% of average earning assets during the past 3 years. An asset/liability committee
monitors and coordinates the overall asset/liability strategy.
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
                        Years Ended December 31

      ASSETS                  1997                     1996
1995
                      Average                 Average                Average
(000 omitted)         Balance Interest Rate   Balance Interest Rate  Balance
Interest Rate
Investment securities:
    Taxable interest
  income      $ 23,627  $ 1,532   6.5% $  26,647 $ 1,651   6.2% $ 26,010  $
1,498    5.7%
Nontaxable interest
  income         5,090      254   5.0      3,040    153    5.0     1,586
81  5.1
         Total investment
          securities    28,717    1,786     6.2  29,687    1,804     6.1  27,596
    1,579     5.7
Loans (net of unearned
 discounts)        68,171    6,098     8.9  62,530    5,686     9.1  61,011
5,64
9   9.3
Other short-term
 investments         255          14   5.5        430      23   5.3       661

   70    5.9
         Total interest
           earning assets    97,143    $ 7,898   8.1% 92,647    $ 7,513   8.1%
8
9,268    $ 7,298   8.2%
Allowance for loan
  losses      (      475)              (      392)              (     364)

Cash and due from banks 2,847               2,638               2,399

Bank premises and
 equipment         2,371               2,083               2,028
Other assets      3,978               3,211              1,440
         Total assets   $ 105,864           $ 100,187           $ 94,771


  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits          $  15,528 $   412   2.6% $  15,758 $   413   2.6% $ 14,871
$
  398    2.7%
Savings deposits   13,816    368  2.7  14,578    400  2.7  14,663    417  2.8
Time deposits 53,738    3,136     5.8  49,582    2,847     5.7  47,502    2,872
6.0
Short-term borrowings      2,114      120   5.7     1,196       65   5.4
709      44   6.2
         Total interest
          bearing
       liabilities 85,196    $ 4,036   4.7% 81,114    $ 3,725   4.6% 77,745
$
3,731    4.8%
Demand deposits    8,848               8,562               7,902
Other liabilities        927                 645                394
Total liabilities    94,971            90,321              86,041
Stockholders'
 equity          10,893               9,866              8,730
         Total liabilities &
           stockholders'
           equity       $ 105,864           $ 100,187           $ 94,771

Net interest income/net
  yield on average
  earning assets        $ 3,862   4.0%      $ 3,788   4.1%      $ 3,567   4.0%

              For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the
taxable equivalent adjustment is made to equate nontaxable interest on the same basis as
taxable interest.  The marginal tax rate was 34% for 1997, 1996 and 1995.
-29-


FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                      1997 Versus 1996             1996 Versus 1995
                    Increase (Decrease)          Increase (Decrease)
                     Due to Change in              Due to Change in

                                   Total                           Total
               Average  Average   Increase     Average   Average  Increase
               Volume     Rate   (Decrease)    Volume      Rate  (Decrease)
(000 omitted)
Interest Income
    Loans (net of
     unearned
     discounts)    $ 502     ($ 80)    $ 422     $ 138     ($ 111)   $  27
    Taxable
     investment
     securities    (  196)   67   (  129)   39   92   131
    Nontaxable
     investment
     securities        103   (   2)    101  73   (    1)   72
    Other short-term
     investments   (   10)      1 (    9)   (   12)   (    3)   (   15)
         Total interest
          income     399     (  14)      385       238     (   23)     215

Interest Expense
    Interest bearing
     demand    (    6)  6    0    23   (    9)   14
    Savings
     deposits (   20)   (  12)    (   32)   (   2)    (   15)   (   17)
    Time deposits  241  48   289  119  (  144)   (   25)
    Short-term
     borrowings        52       2    54        26     (    4)      22
         Total interest
          expense    267       44   311       166     (  172)   (    6)

         Net interest
          income             $  74               $ 221

                   Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1997, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                         After 1 year   After 5 years
                 Within   but within      but within    After
                 1 year    5 years         10 years   10 years    Total

(000 omitted)

Bonds:
    U. S. Treasury
              Book value     $ 0  $     0   $     0   $       0 $     0
         Yield     0%   0%   0%   0%   0%

    U. S. Government agencies
         Book value     0    6,154     0    0    6,154
         Yield     0%   4.02%     0%   0%   4.02%

    State and municipal
         Book value     100  1,171       3,879   0    5,150
         Yield     6.06%     7.45%     7.63%     0%   7.56%

    Mortgage-Backed
         Book value     0    0    0    9,729     9,729
         Yield       0%       0%        0%     4.36%      4.36%

Total book value   $ 100     $ 7,325   $ 3,877   $ 9,729   $ 21,033

    Yield      6.06%       4.57%     7.63%      4.36%    5.04%

Other Debt Securities:
    FHLMC/FNMA non-
     cumulative preferred
     stock
    Book value                              $  4,188
    Yield                                  8.54%

Equity Securities:
    Total Equity Securities                      $    577

         Yield                                  6.59%



Total Investment Securities                      $ 25,798

         Yield                                  5.64%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

LOAN PORTFOLIO


    The following table presents the loan portfolio at the end of each of the last five years:

                            1997     1996    1995      1994    1993
        (000 omitted)

Commercial, financial and
 agricultural $  7,180  $  7,648  $ 11,135  $ 11,641  $ 10,337
Real estate - Construction     0  0    386    159     386
Real estate - Mortgage  53,624    47,519    37,822    37,196    38,221
Installment and other
 personal loans (net of
 unearned discount)       10,099     9,068    10,872    11,682    12,455
    Total loans    $ 70,903  $ 64,235  $ 60,215  $ 60,678  $ 61,399

         Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages and installments) at December 31, 1997:

                            Under One   One to    Over Five
                              Year    Five Years    Years    Total

(000 omitted)

Commercial, financial and
 agricultural $ 4,667   $ 1,292   $ 1,221   $ 7,180
Real estate - Construction         0         0         0         0
    Total          $ 4,667   $ 1,292   $ 1,221   $ 7,180

         The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1997:

                                       Fixed Rate          Variable
                                          Loans           Rate Loans
   (000 omitted)

Due within one year     $   5,204 $ 13,853
Due after one but within five years     11,771    5,686
Due after five years      15,885    18,504
    Total          $ 32,860  $ 38,043

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

                                      Years Ended December 31
                            1997      1996     1995     1994    1993

        (000 omitted)

Average total loans
 outstanding (net of
 unearned income)  $ 68,171  $ 62,530  $ 61,011  $ 61,062  $ 64,104

Allowance for loan losses,
 beginning of period    $    444  $    345  $    358  $    400  $    376
Additions to provision
 for loan losses charged
 to operations     20   65   62    48   70
Loans charged off during
 the year
   Commercial 6    0    35   68   39
    Installment         40         9         48        31        14
         Total charge-off's       46         9         83        99        53

Recoveries of loans
 previously charged off:
    Commercial     49   33   1    6    2
    Installment          20       10          7         3         5
         Total recoveries         69        43          8         9         7

Net loans charged off   (     23) (     34)       75        90        46

Allowance for loan losses,   $   487   $   444   $    345  $    358  $    400

Ratio of net loans
 charged off to average
 loans outstanding (    .03)%     (    .05)%         .12%       .15%     .07%

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

                        1997     1996    1995     1994      1993

       (000 omitted)

Nonaccrual loans   $   413   $   310   $   310   $    80   $    249

Accrual loans:
    Restructured   $     0   $     0   $     0   $     0   $     0
    30 through 89 days
     past due 1,466     1,716     2,533     3,876     2,551
    90 days or more
     past due     431     1,041       253        85       147
         Total accrual
          loans    $ 1,897   $ 2,757   $ 2,786   $ 3,961   $ 2,698

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

FULTON BANCSHARES CORPORATION AND SUBSIDIARY


    The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                         Years Ended December 31

                    1997              1996                  1995


                    Percentage            Percentage             Percentage
          Allowance of Loans to Allowance of Loans to Allowance of Loans to
           Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
(000 omitted)

Commercial,
 financial and
 agri-
 cultural     $  49     10.13%    $  53     11.91%    $ 123      35.68%
Real estate -
 Constr-
 uction   0   0.00 0    0.00 2    0.64
Real estate -
 Mortgage     368  75.63     328  73.98     157  45.62
Instal-
 lment      70      14.24       63      14.11       63      18.06
    Total     $ 487     100.00%   $ 444     100.00%   $ 345     100.00%


                                  Years Ended December 31
                              1994                          1993

                                     Percentage                  Percentage
                     Allowance       of Loans to     Allowance  of Loans to
                      Amount         Total Loans      Amount    Total Loans

    (000 omitted)

Commercial,
 financial and
 agricultural $ 136     37.92%    $ 144     36.05%
Real estate -
 Construction  1   .27  3    .63
Real estate -
 Mortgage     152  42.55     172  43.01
Installment                69      19.26       81      20.31
    Total     $ 358     100.00%   $ 400     100.00%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

DEPOSITS


    The average amounts of deposits are summarized below:

                                       Years Ended December 31

                                     1997        1996       1995

      (000 omitted)

Demand deposits    $  8,848  $  8,562  $  7,902
Interest bearing demand deposits  15,528    15,758    14,871
Savings deposits   13,816    14,578    14,663
Time deposits   53,738    49,582    47,502
     Total deposits     $ 91,930  $ 88,480  $ 84,938

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1997:

                  Maturity                       (000 omitted)

    Certificates of Deposit
         Three months or less     $  1,982
         Over three months through six months      1,692
         Over six months through twelve months   1,744
         Over twelve months     4,749
                   $ 10,167


   RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)


    The following table presents a summary of significant earnings and capital ratios:

                                   1997        1996        1995

    Assets    $ 105,864 $ 100,187 $ 94,771
    Net income     $   1,305 $   1,232 $  1,059
    Equity    $  10,893 $   9,866 $  8,730
    Cash dividends paid $     347 $     327 $    272
    Return on assets    1.23%     1.23%     1.13%
    Return on equity    11.98%    12.49%    12.13%
    Dividend payout ratio    26.6%     26.5%     25.7%
    Equity to asset ratio     10.29%   9.85%     9.21%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS


                                        Years Ended December 31

                               1997    1996      1995      1994     1993
(000 omitted)

Interest income    $ 7,898   $ 7,513   $ 7,298   $ 6,417   $ 6,349
Interest expense     4,036     3,725     3,732     3,269     3,575
Net interest income     3,862     3,788     3,566     3,148     2,774
Provision for loan losses         20        65        62        48         70


         Net interest income after
       provision for loan
       losses 3,842     3,723     3,504     3,100     2,704

Other income:
    Trust     63    43  42    41   30
    Service charges - Deposits     146 130  99   102  127
    Other service charges,
     collection and exchange,
     charges, commission fees      93  102  69    80   67
    Other operating income       171       114        71        21        94
         Total other income      473       389       281       244       318

Income before operating
 expense 4,315     4,112     3,785     3,344     3,022

Operating expenses:
    Salaries and employees
     benefits 1,178     1,129     1,072       957      934
    Occupancy and equipment
     expense  465  418  370  325  258
    Other operating expenses     983       878       862       954       905
         Total operating
          expenses   2,626     2,425     2,304     2,236     2,097

Income before income taxes   1,689     1,687     1,481     1,108       925
Income tax        384       455       422       319       225

         Net income applicable
          to common stock    $ 1,305   $ 1,232   $ 1,059   $   789   $   700


Per share data:
    Earnings per common share     $ 2.64         $ 2.49         $ 2.20
$
1.79          $ 1.59
    Cash dividend - Common   .70       .66       $  .55 *  $  .48         $  .44
    Weighted average number
     of common shares   495,000   495,000   480,476   440,000   440,000

                 * Based on 495,000 shares outstanding

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES

  ($ 000 omitted)           1997     1996      1995       1994      1993

LOANS
    Lines of credit     $   3,290 $  3,492  $  3,556  $  3,606  $  3,611
    Tax free  2,201     2,458     3,027     1,930         2,846
    Commercial     13,966    12,702    10,356    10,533       11,873
    Mortgage  35,415    32,833    33,430    34,458       34,793
    Consumer                    13,299   11,045    10,642    10,535     10,981
         Total loans                 68,171   62,530    61,011    61,062
64,104

INVESTMENT SECURITIES
    U.S. Government     0    254  404    564          665
    U.S. Government agencies 6,931     6,984     5,361     4,743         6,206
    State & municipal   5,090     3,040     1,586       906           553
    Mortgage-backed securities    13,861    18,730    19,777    17,744    13,741
    FNMA & FHLMC preferred
     stock    2,443     124  0    0    0
    Other           392      679       468       407       468
         Total investment
          securities       28,717   29,687    27,596    24,364    21,633

OTHER SHORT-TERM INVESTMENTS
    Federal funds sold        255      430       661       536     1,713

TOTAL EARNING ASSETS       97,143   92,647    89,268    85,962    87,450

TOTAL ASSETS  $ 105,864 $ 99,844  $ 93,959  $ 90,315  $ 91,297

Percent increase   6.0% 6.3% 4.0% (1.1)%    5.0%

DEPOSITS
    Interest-bearing demand  $  15,528 $ 15,758  $ 14,871  $ 14,876  $ 15,431
    Savings   13,816    14,578    14,663    16,641       16,052
    Time    53,738   49,582    47,502    43,919    44,283
         Total interest-
          bearing deposits      83,082   79,918    77,036    75,436    75,766

OTHER BORROWINGS
    Federal funds purchased  276  908  524  408          0
    Liabilities for borrowed
     money        1,838      288       185       200     1,030

TOTAL INTEREST-BEARING
  LIABILITIES    85,196   81,114    77,745    76,044    76,796

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                                 1997      1996   1995      1994    1993
AVERAGE RATES EARNED
                                   %        %      %         %       %

Loans
    Commercial     9.11 9.31      9.95 8.90 7.77
    Mortgage  8.67 8.64 8.99 7.94 7.42
    Consumer       8.89 9.58 10.09     10.14     10.42
    Tax free  5.62 5.91 6.05 6.73 6.21
    Lines of credit                    9.19 9.13  9.84      8.63      7.31
         Total     8.73 9.09  9.22      8.45      7.92


Investment Securities
    U.S. Government     0.00 6.40 6.40 6.11 5.90
    U.S. Government agencies 6.17 6.09 5.86 5.35 5.34
    State & municipal                  5.00 5.02 5.08 5.34 7.18
    Mortgage-backed securities    6.46 6.50 5.94 4.87 5.59
    Other     7.27 6.32   6.54      6.17      7.06
         Total     6.22 6.08   5.89      5.03     5.60

Other Short-Term Investments
    Federal funds sold  5.51 5.30  5.85      4.02      3.63

Total earning assets    8.13 8.11  8.15      7.44      7.24

AVERAGE RATES PAID
    Time & savings deposits  4.71 4.59 4.77 4.29 4.69
    Federal funds purchased       5.61 5.61 6.09 3.93 0.00
    Liabilities for borrowed money     5.68 5.55  6.36      3.74      3.26

Total interest-bearing
 liabilities  4.74 4.59  4.78      4.29      4.67

Item 9.  Disagreements on Accounting and Financial Disclosures.

         Not applicable.

PART III
    The information required by Items 10, 12 and 13 is incorporated by reference from Fulton Bancshares
Corporation's definitive proxy statement for the 1998 Annual
Meeting of shareholders filed pursuant to Regulation 14A.

Item 11. Executive Compensation
         Shown below is information concerning the annual compensation for services in all capacities to the Company, the Bank, and FCCDC for the fiscal years ended December 31, 1997, 1996 and 1995 of the Chief Executive Officer. There were no other officers of the Company, the Bank, or FCCDC whose total annual salary and bonus during that time frame exceeded $ 100,000.
Summary Compensation Table

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
Clyde H.
 Bookheimer
 President &
 CEO          1997 $ 101,825 $ 0  $ 0  $ 0  $ 0  $ 0  $ 59,889
         1996  83,200    0    0    0   0     0    60,987
         1995 77,850    0    0    0    0    0    19,873

     Footnotes:
     (1)  All other compensation includes the following:

               Fringe Benefits                                         Deferred
             (Personal Use of Bank  Retirement Supplemental Executive  Directors
    Directors  Owned Vehicle)          Plan      Retirement Plan        Fees

1997     $     0   $ 1,140   $ 6,081   $ 52,668  $     0
1998      6,000        1,351  9,027     42,609   2,000
1999     2,000     875  6,939     10,059    0

    The supplemental executive retirement plan was funded by single premium
life insurance policies on the    CEO, with the Bank named as beneficiary.
Actual payments to the CEO amounting to $ 73,000 annually will not begin
until 2005.   At December 31, 1997, the cash surrender value of the policies was $ 718,961.

PART IV
Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.
         (a) Certain documents filed as part of Form 10-K Financial Statement Schedules and Exhibits
              (1) Financial statements. See Item 8 of this report for the index to financial statements.
              (2)  Financial statement schedules.  Not
                   applicable.
              (3)  Exhibits.
    Exhibit Numbers
              (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
                        Not applicable.
              (3)  (a)  Articles of incorporation.  Incorporated
                             by reference to Exhibit 3A to the
                             Registrant's Registration Statement on
                             Form SB-2, Registration No. 33-85626.
                   (b)  By-laws.  Incorporated by reference to
                             Exhibit 3B to the Registrant's
                             Registration Statement on Form SB-2,
                             Registration No. 33-85626.
              (4)       Instruments defining the rights of
                        security holders including indentures.
                        The rights of the holders of Registrant's common stock are contained in:

                   (i)  Articles of Incorporation of Fulton
                             Bancshares Corporation, filed as Exhibit
                             3A to Registrant's Registration
                             Statement on Form SB-2 (Registration No.
                             33-85626).
                   (ii)By-laws of Fulton Bancshares
                             Corporation, filed as Exhibit 3B to the
                             Registrant's Registration Statement on
                             Form SB-2 (Registration No. 33-85626).
         (9)  Voting trust agreement.  Not applicable.
         (10) Material contracts.  None.
         (11) Statement re: computation of per share earnings. Not applicable.
         (12) Statements re: computation of ratios. Not applicable.
         (13) Annual report to security holders, Form 10-Q or quarterly report to security holders. Not applicable.
         (16) Letter re:  change in certifying accountant.
              not applicable.
         (18) Letter re:  change in accounting principles.
              Not applicable.
         (21) Subsidiaries of the registrant. Filed herewith as Exhibit 21.
         (22) Published report regarding matters submitted to vote of security holders. Not applicable.

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

      Signature                    Title                Date

/s/ Clyde H. Bookheimer      Director, President &    March     , 1998
Clyde H. Bookheimer     CEO (Principal Executive
    Officer)

/s/ Raleigh V. Barnett       Director  March     , 1998
Raleigh V. Barnett

/s/ David L. Seiders         Director  March     , 1998
David L. Seiders

/s/ John J. Kelso            Director & Chairman March     , 1998
John J. Kelso of the Board

/s/ Cecil B. Mellott         Director                 March     , 1998
Cecil B. Mellott

/s/ Robert C. Snyder         Director & Vice-         March     , 1998
Robert C. Snyder   Chairman

/s/ Ellis L. Yingling        Director                 March     , 1998
Ellis L. Yingling

/s/ Clair R. Miller          Director  March ____, 1998
Clair R. Miller

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