Form 10-Q
period 1998-03-31
FULTON BANCSHARES CORP
filed 1998-05-19
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998 Commission file number:33-850626


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
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at April 24, 1998
(Common stock, .625 par value)                   495,000


















Page 1 of 14 pages










FULTON BANCSHARES CORPORATION

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - March 31, 1998
      and December 31, 1997  3
    Condensed consolidated statements of income - three months
      ended March 31, 1998 and 1997    4
    Condensed consolidated statements of comprehensive income -
      three months ended March 31, 1998 and 1997 5
    Condensed consolidated statements of cash flows - three
      months ended March 31, 1998 and 1997  6
    Notes to condensed consolidated financial statements   7 and 8

    Management's discussion and analysis of financial
      condition and results of operations   9 - 12

PART II - OTHER INFORMATION  13

    Signatures     14






















Page 2 of 14 page
























PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                             March 31,    December 31,
                                              1998            1997  *
    ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks $   2,339 $   2,744
Available-for-sale securities     24,305    25,345
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market   577  577
Loans, net of allowance for loan losses     73,077    70,416
Bank building, equipment, furniture &
 fixtures, net     2,457     2,407
Other real estate owned 269  269
Accrued interest/dividends receivable  691  670
Cash surrender value of life insurance 3,054     3,020
Other assets        351       322
         Total assets   $ 107,120 $ 105,770

LIABILITIES
Deposits:
         Noninterest-bearing deposits  $   8,583 $   8,159
         Interest-bearing deposits:
              Savings deposits    28,214    27,766
              Time deposits     53,615    54,296
                   Total deposits 90,412    90,221
Accrued interest payable     444  380
Federal funds borrowed  1,295     0
Other borrowed money    3,000     3,470
Other liabilities        342       293
              Total liabilities      95,493    94,364

STOCKHOLDERS' EQUITY
    Capital stock, common, par value - $ 0.625;
     4,000,000 shares authorized; 495,000
     shares issued and outstanding, at March 31,
     1998 and December 31, 1997   309  309
    Surplus        2,051     2,051
    Retained earnings   9,232     8,964
    Net unrealized gains/(losses) available-
     for-sale securities            35        82
              Total stockholders' equity       11,627    11,406

              Total liabilities and
               stockholders' equity    $ 107,120 $ 105,770

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 14 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)
                                                1998         1997
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   1,666 $   1,472
    Interest & dividends on investment
     securities:
         U.S. Government securities    210  363
         Obligations of state & political
          subdivisions  68   60
    Interest on federal funds sold     2    6
    Other interest & dividend income          71        38
              Total interest & dividend income       2,017     1,939
Interest Expense
    Interest on deposits     957  960
    Interest on federal funds purchased      14  1
    Interest on other borrowed money          51         8
              Total interest expense       1,022       969

              Net interest income before
               provision for loan losses    995  970
Provision for loan losses           35        15

Net interest income after provision
 for loan losses         960       955

Other Income
    Service charges on deposit accounts     39   36
    Other fee income    52   19
    Other noninterest income 54   51
    Securities gains (losses)             4         0
              Total other income        149       106
Other Expense
    Salaries and employee benefits     298  272
    Fixed asset expenses (including
     depreciation)  133 111
    FDIC insurance premiums  3    3
    Other noninterest expenses          242       227
              Total other expenses           676       613

              Net income before income taxes     433  448
Applicable income taxes        84       116
              Net income     $     349 $     332
Weighted average number of shares
 outstanding  495,000   495,000

Net income per share    $     .71 $     .67
Cash dividends declared per share $     .165     .16


The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 14 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 1998 and 1997
(UNAUDITED)


                                                  1998      1997
                                                   (000 Omitted)

Net income         $ 349     $ 332

Unrealized (loss) on investments available for
  sale, net of tax      (   47)   (  119)

Comprehensive income         $ 302     $ 213







































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 14 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1998 and 1997
(UNAUDITED)
                                                 1998        1997
                                                   (000 Omitted)
Cash flows from operating activities:
    Net income     $   349   $   332
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization 64   46
         Provision for loan losses     35   15
         Other - Net        47    (      2)
Net cash provided by operating activities      495        391

Cash flows from investing activities:
    Improvements to OREO     0    (      1)
    Purchase of investment securities -
     Available-for-sale (  4,555) (  1,475)
    Purchase FNMA/FHLMC Preferred Stock     (    499) (  1,820)
    Purchase of Federal Home Loan Bank Stock     0    (      4)
    Sales of available-for-sale securities      5,176 869
    Maturities of available-for-sale securities  851  1,039
    Net (increase) in loans    (  2,697)    (  1,969)
    Purchase of officers/directors life
     insurance policies 0    (    270)
    Purchases of & deposits on bank premises
     and equipment - net     (    111) (    126)
Net cash (used) by investing activities     (  1,835) (  3,757)

Cash flows from financing activities:
    Net increase in deposits 191  395
    Dividends paid (     81) (     79)
    Net increase in federal funds borrowed  1,295     0
    Net increase (decrease) in other
      borrowed money            (    470)     2,500
Net cash provided by financing activities       935     2,816

Net (decrease) in cash and cash equivalents  (    405)     (    550)  (

Cash and cash equivalents, beginning balance       2,744     4,226

Cash and cash equivalents, ending balance   $ 2,339   $ 3,676

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest  $   893   $   865
         Income taxes   0    8

Supplemental schedule of noncash investing
 and financing activities:
    Change in net unrealized gain on investments
     available for sale (net of deferred taxes)  (     47) (    119) (


The accompanying notes are an integral part of these condensed financial statements.
Page 6 of 14 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1998
(UNAUDITED)

Note 1.  Basis of Presentation

The financial information presented at and for the three months ended March 31, 1998 and 1997 is unaudited. Information presented at December 31, 1997 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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







Page 7 of 14 pages


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

Note 6.  Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 495,000 shares for the quarters ended March 31, 1998 and 1997.

Note 7.  Investment Securities

The carrying amounts of investment securities and their approximate fair values at March 31, 1998 were as follows:


                               Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

         Investment securities available for sale:

         FNMA/FHLMC non-
          cumulative
          preferred
          stocks   $  4,686,594   $  27,962 ($  13,975)    $  4,700,581
         State & municipal
          securities    5,951,015 128,960   (   26,663)    6,053,312
         U.S. Government
          agencies 3,753,507 235  (   16,162)    3,737,580
    Mortgage-backed
     securities       9,860,989      15,624 (   63,247)       9,813,366
              $ 24,252,105   $ 172,781 ($ 120,047)    $ 24,304,839

         There were no securities categorized "Held-to-maturity" or "Trading" at March 31, 1998.

Note 8.  Comprehensive Income

         Statement of Financial Accounting Standards (SFAS) No. 130,
         "Reporting of Comprehensive Income",    became effective for
         fiscal years and interim reporting      periods beginning after
         December 15, 1997.

         Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

         Consequently, a "Statement of Comprehensive Income" has been included in this filing.

Page 8 of 14 pages


FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW

    Net after tax income for the first quarter of 1998 was $ 349,000 compared to $ 332,000 for the same period in 1997, representing an increase of $ 17,000, or 5.1%. Net income on an adjusted per share basis for the first three months of 1998 was $ .71, an increase of $ .04 from the $ .67 per share realized during the quarter ended March 31, 1997.

INTEREST INCOME

    Interest income for the first quarter of 1998 was $ 2,017,000 compared with $ 1,939,000 as of March 31, 1997, for an increase of $ 78,000, or 4.0%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 1998 compared with the same period in 1997.
Management expects average rates earned for the rest of 1998 to be comparable to the previous year since interest rates have remained relatively stable and inflation appears to be under control.

INTEREST EXPENSE

    Interest expense for the quarter ended March 31, 1998 was $ 1,022,000, an increase of $ 53,000, or 5.5% over the $ 969,000 incurred for the same period in 1997. The increase was due primarily to higher average balances of borrowed monies, which were used to fund loan growth, in 1998 compared with the same period in 1997.
Management expects interest expense to be higher for the rest of 1998 because borrowed monies or more costly time deposits most likely will be used to fund the loan growth.

NET INTEREST MARGIN

    The net interest margin for the first quarter of 1998 was 4.09% compared to 4.24% for the first quarter of 1997. Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

    Noninterest income for the first three months of 1998 and the same period in 1997 was $ 149,000 and $ 106,000, respectively.
Service charges on deposit accounts increased 8.3% over the same period in 1997. Other fee income increased $ 33,000 primarily because of a $ 17,000 increase in fiduciary fees and $ 11,000 timing difference in the recognition of safe deposit box rental income in 1998. Earnings on cash surrender value of directors/officers life insurance policies of $ 42,000 were reported in the first three months of 1998 compared with $ 35,000 in the prior period. Management anticipates further increases in noninterest income because of additional earnings on cash surrender value of life insurance policies. Gains on sales of other real estate owned are also expected to be reported during 1998.
Page 9 of 14 pages


NONINTEREST EXPENSES

    Noninterest expenses for the first quarter of 1998 were $ 676,000, an increase of $ 63,000, or 10.3%, from the $ 613,000 reported for the same period of 1997. Salaries and employee-related expenses were up 9.6% over the first quarter of 1997 due to additions to the full-time staff and merit pay increases. Fixed asset expenses were up 19.8% primarily due to increased equipment and building maintenance costs and depreciation. Other noninterest expenses increased 6.6% compared with the first three months of 1997 primarily due to increases in advertising and promotion expenses, insurance costs and other overhead expenses.

INCOME TAXES

    The income tax provision for the first quarter of 1998 was $ 89,000 compared to $ 116,000 for the same period in 1997. The income tax provision decreased primarily due to increases in tax-exempt interest on obligations of state and municipal subdivisions, the tax-exempt dividends on FNMA and FHLMC non-cumulative preferred stock dividend, and the nontaxable income related to the increase in the cash surrender value of directors and officers life insurance.

PROVISION FOR LOAN LOSSES

    A $ 35,000 provision for loan losses was made for the first three months of 1998 compared with a $ 15,000 provision for the same period in 1997. The provisions were based on management's evaluation of the reserve for possible loan losses at March 31, 1998 and 1997.

    A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)

                               March 31, 1998        March 31, 1997
Allowance for loan losses
    Beginning of period $ 487     $ 444

    Loans charged-off during the period:
         Real estate loans   0    0
         Installment loans   0    6
         Commercial and all other loans         1         0
                   Total charge-offs       1         6

    Recoveries of loans previously
     charged-off:
         Real estate loans   0    0
         Installment loans   3    4
         Commercial and all other
          loans             7          0
                   Total recoveries       10          4
Net loans charged-off (recovered) (    9)   2
Provision for loan losses charged to
 operations           35        15
Allowance for loan losses - end of
 period            $ 531     $ 457

Page 10 of 14 pages


         The following shows the summary of nonperforming loans.

NONPERFORMING LOANS
(In 000's)

                    March 31, 1998             December 31, 1997

           Past Due 90 Days              Past Due 90 Days
           or More and Still             or More and Still
              Accruing       Nonaccruing      Accruing     Nonaccruing
Real estate
 loans        $ 482     $  0 $ 390     $ 361
Installment
 loans        30   0    21   0
Commercial and
 all other
 loans            0       65    20        52
   Total
     loans    $ 512     $ 65 $ 431     $ 413

ASSETS

    Total assets on March 31, 1998 were $ 107,120,000, an increase of 1.3% from $ 105,770,000 on December 31, 1997. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on March 31, 1998 stood at $ 73,077,000, an increase of 3.8% from $ 78,416,000 on December 31, 1997. The loan loss reserve at the end of the first quarter of 1998 was $ 531,000 compared with $ 487,000 at year-end 1997 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

LIABILITIES

    Total deposits increased .2% to $ 90,412,000 as of March 31,
1998 compared with $ 90,221,000 at December 31, 1997. Noninterest-bearing demand deposits and interest-bearing savings deposits increased while certificates of deposit decreased.

CAPITAL

    Total equity as of March 31, 1998 was $ 11,627,000 representing 10.9% of total assets, an increase of $ 221,000 from the $ 11,406,000 reported on December 31, 1997. Accumulated earnings for the first three months of 1998 were partially offset by a $ 47,000 decrease in net unrealized holding gains (net of deferred tax) and dividends declared of $ 81,675.

REGULATORY CAPITAL

    The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at March 31, 1998 is as follows:


Page 11 of 14 pages


                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements
    Leverage ratio 10.83%    4.0%
    Risk based capital ratios:
         Tier I (core capital)    16.41%    4.0%
         Combined tier I and tier
          II (core capital plus
          allowance for loan losses)   17.17%    8.0%

    The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

BALANCE SHEET ANALYSIS
(In 000's)
                                      Condensed Average Balance Sheets
                                      First Quarter      First Quarter
                                          1998               1997
    ASSETS

Federal funds sold $     141 $     484
Securities available for sale     24,435    28,363
Other investments  577  573
Loans                      73,156    65,367
         Total interest-earning assets 98,309    94,787
Cash and due from banks 2,213     2,502
Bank premises and equipment  2,393     2,172
All other assets   4,237     3,769
Allowance for loan losses    (      512)    (      451)
         Total assets   $ 106,640 $ 102,779

              LIABILITIES

Interest-bearing deposits in domestic
 offices           $  81,804 $  82,466
Federal funds purchased 952  31
Other short-term borrowings      3,636      571
         Total interest-bearing liabilities 86,392    83,068

Noninterest-bearing deposits 8,107     9,032
All other liabilities         692      510
         Total liabilities   95,191    92,610

              STOCKHOLDERS' EQUITY

Common stockholders' equity  11,375    10,379
Net unrealized holding losses, net
 of tax              74 (      210)
         Total stockholders' equity       11,449    10,169

         Total liabilities and stockholders'
          equity   $ 106,640 $ 102,779




Page 12 of 14 pages


















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



























Page 13 of 14 pages


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






























Page 14 of 14 pages