Form 10-Q
period 1998-06-30
FULTON BANCSHARES CORP
filed 1998-08-17
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998 Commission file number:  33-850626


                    FULTON BANCSHARES CORPORATION
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1598464
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                          17233
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 485-3144


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at July 24, 1998
(Common stock, .625 par value)                   495,000


















Page 1 of 19 pages










FULTON BANCSHARES CORPORATION

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - June 30, 1998
      and December 31, 1997  3
    Condensed consolidated statements of income - three months
      ended June 30, 1998 and 1997     4
    Condensed consolidated statements of comprehensive income -
      three months ended June 30, 1998 and 1997  5
    Condensed consolidated statements of income - six months
      ended June 30, 1998 and 1997     6
    Condensed consolidated statements of comprehensive income -
      six months ended June 30, 1998 and 1997    7
    Condensed consolidated statements of cash flows - six
      months ended June 30, 1998 and 1997   8
    Notes to condensed consolidated financial statements   9 - 11

    Management's discussion and analysis of financial
      condition and results of operations   12 - 17

PART II - OTHER INFORMATION  18

    Signatures     19


















Page 2 of 19 page
























PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30,      December 31,
                                              1998           1997  *
    ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks $   2,613 $   2,744
Federal funds sold 805  0
Available-for-sale securities     24,865    25,345
Federal Reserve, Federal Home Loan Bank &
  other bank stocks, at cost which
  approximates market   634  577
Loans, net of allowance for loan losses     74,175    70,416
Bank building, equipment, furniture &
 fixtures, net     2,647     2,407
Other real estate owned 140  269
Accrued interest/dividends receivable  709  670
Cash surrender value of life insurance 3,091     3,020
Other assets        301       322
         Total assets   $ 109,980 $ 105,770

LIABILITIES
Deposits:
         Noninterest-bearing deposits  $   9,573 $   8,159
         Interest-bearing deposits:
              Savings deposits    29,965    27,766
              Time deposits     53,888    54,296
                   Total deposits 93,426    90,221
Accrued interest payable     359  380
Other borrowed money    4,000     3,470
Other liabilities        330       293
              Total liabilities      98,115    94,364

STOCKHOLDERS' EQUITY
    Capital stock, common, par value - $ 0.625;
     4,000,000 shares authorized; 495,000
     shares issued and outstanding, at June 30
     1998 and December 31, 1997   309  309
    Surplus        2,051     2,051
    Retained earnings   9,466     8,964
    Net unrealized gains/(losses) available-
     for-sale securities            39        82
              Total stockholders' equity       11,865    11,406
              Total liabilities and
               stockholders' equity    $ 109,980 $ 105,770

*  Condensed from audited financial statements





The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 19 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
                                                1998         1997
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $  1,662  $   1,514
    Interest & dividends on investment
     securities:
         U.S. Government securities    192  358
         Obligations of state & political
          subdivisions  73   65
    Interest on federal funds sold     3    3
    Other interest & dividend income         86         40
              Total interest & dividend income      2,016      1,980

Interest Expense
    Interest on deposits     965  982
    Interest on federal funds purchased      4   2
    Interest on other borrowed money         51         45
              Total interest expense      1,020      1,029

              Net interest income before
               provision for loan losses    996  951

Provision for loan losses         150          5

Net interest income after provision
 for loan losses        846        946

Other Income
    Service charges on deposit accounts     31   36
    Other fee income    36   42
    Other noninterest income      230         47
              Total other income       297        125

Other Expense
    Salaries and employee benefits     336  316
    Fixed asset expenses (including
     depreciation)  145 111
    FDIC insurance premiums  3    3
    Other noninterest expenses         247        240
              Total other expenses          731        670

              Net income before income taxes     412  401
Applicable income taxes       96         85
              Net income     $    316  $     316

Weighted average number of shares
 outstanding  495,000   495,000

Net income per share    $    .64  $     .64

Cash dividends declared per share $    .165 .16

The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 19 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended JUNE 30, 1998 and 1997
(UNAUDITED)


                                                  1998         1997
                                                   (000 Omitted)

Net income    $ 316     $ 316

Other comprehensive income, net of tax
    Unrealized gain (loss) on investments
     available for sale 4    207
    Reclassification adjustment for gains
     (losses) included in net income       0         0
Comprehensive income    $ 320     $ 523




































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 19 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
                                                1998         1997
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   3,328 $   2,986
    Interest & dividends on investment
     securities:
         U.S. Government securities    402  721
         Obligations of state & political
          subdivisions  141  125
    Interest on federal funds sold     5    9
    Other interest & dividend income        157         78
              Total interest & dividend income      4,033      3,919

Interest Expense
    Interest on deposits     1,922     1,942
    Interest on federal funds purchased      18  3
    Interest on other borrowed money        102         53
              Total interest expense      2,042      1,998

              Net interest income before
               provision for loan losses    1,991     1,921

Provision for loan losses         185         20

Net interest income after provision
 for loan losses      1,806      1,901

Other Income
    Service charges on deposit accounts     70   72
    Other fee income    88   61
    Other noninterest income 284         98
    Securities gains (losses)            4          0
              Total other income       446        231

Other Expense
    Salaries and employee benefits     634  588
    Fixed asset expenses (including
     depreciation)  278 222
    FDIC insurance premiums  6    6
    Other noninterest expenses         489        467
              Total other expenses        1,407      1,283

              Net income before income taxes     845  849
Applicable income taxes      180        201
              Net income     $    665  $     648

Weighted average number of shares
 outstanding  495,000   495,000
Net income per share    $   1.34  $    1.31
Cash dividends declared per share $    .33  .32

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 19 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Six Months Ended June 30, 1998 and 1997
(UNAUDITED)


                                                  1998         1997
                                                   (000 Omitted)

Net income    $ 665     $ 648

Other comprehensive income, net of tax
    Unrealized gain (loss) on investments
     available for sale (   46)   88
    Reclassification adjustment for gains
     (losses) included in net income       3         0
Comprehensive income    $ 622     $ 736





































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 19 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 1998 and 1997
(UNAUDITED)
                                                 1998        1997
                                                   (000 Omitted)
Cash flows from operating activities:
    Net income     $   665   $   648
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization 128  91
         Provision for loan losses     185  20
         Gain on sale - OREO (    178) 0
         Other - Net    (    162) (    183)

Net cash provided by operating activities       638       576

Cash flows from investing activities:
    Sale of OREO   309  47
    Improvements to OREO         (      2)   (      8)
    Purchase of investment securities -
     Available-for-sale (  7,908) (  3,539)
    Purchase of Federal Home Loan Bank Stock     0    (      4)
    Sales of available-for-sale securities  5,176     869
    Maturities of available-for-sale securities  3,094     1,539
    Net (increase) in loans      (  3,944)  (  4,935)
    Purchase of officers/directors life
     insurance policies 0    (    270)
    Purchases of & deposits on bank premises
     and equipment - net     (    261) (    145)

Net cash (used) by investing activities     (  3,536) (  6,446)

Cash flows from financing activities:
    Net increase in deposits 3,205     1,558
    Dividends paid (    163) (    158)
    Net increase in other borrowed money        530     4,225

Net cash provided by financing activities     3,572     5,625

Net increase (decrease) in cash and
 cash equivalents      674   (    245)

Cash and cash equivalents, beginning balance       2,744     4,226

Cash and cash equivalents, ending balance   $ 3,418   $ 3,981

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest  $ 2,063   $ 1,992
         Income taxes   172  241




The accompanying notes are an integral part of these condensed financial statements.
Page 8 of 19 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998
(UNAUDITED)

Note 1.  Basis of Presentation

The financial information presented at and for the six months ended June 30, 1998 and 1997 is unaudited. Information presented at December 31, 1997 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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








Page 9 of 19 pages


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

Note 6.  Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 495,000 shares for the quarters ended June 30, 1998 and 1997.

Note 7.  Investment Securities

The amortized cost amounts of investment securities and
their approximate fair values at June 30, 1998 were as
follows:
                               Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

         Debt securities available for sale:

         FNMA/FHLMC
          noncumulative
          preferred
          stocks   $  4,984,344   $  16,275 ($  18,606)    $  4,982,013
         State & municipal
          securities      5,951,504     127,168  (   25,724)      6,052,948
         U.S. Government
          agencies 4,753,186 235  (   17,091)    4,736,330
    Mortgage-backed
     securities       9,116,364      18,882 (   41,904)       9,093,342
              $ 24,805,398   $ 162,560 ($ 103,325)    $ 24,864,633

         There were no securities categorized "Held-to-maturity" or "Trading" at June 30, 1998.

Note 8.  Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130,
"Reporting of Comprehensive Income", became effective for fiscal years and interim reporting periods beginning after December 15, 1997.










Page 10 of 19 pages


Note 8.  Comprehensive Income (Continued)

Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

Consequently, a "Statement of Comprehensive Income" has been included in this filing.
















































Page 11 of 19 pages


FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

    Net after tax income for the first six months of 1998 was $ 665,000 compared to $ 648,000 for the same period in 1997, representing an increase of $ 17,000, or 2.6%. Net income on an adjusted per share basis for the first six months of 1998 was $ 1.34, an increase of $ .03 from the $ 1.31 per share realized during the six months ended June 30, 1997.

RESULTS OF OPERATIONS

Second Quarter 1998 vs. Second Quarter 1997

    Interest income for the second quarter of 1998 was $ 2,016,000 compared to $ 1,980,000 as of June 30, 1997, for an increase of $ 36,000, or 1.8%. The increase was due primarily to a higher average balance of loans in 1998 compared with the same period in 1997, which typically produce higher yields than investments.

    Interest expense for the current quarter was $ 1,020,000, a decrease of $ 9,000, over the $ 1,029,000 for the same period of the prior year. The decrease was due to lower rates of interest paid on deposits.

    Net interest income for the second quarter of 1998 totaled
$ 996,000, up $ 45,000 from the second quarter of 1997.

Six Months 1998 vs. Six Months 1997

    Interest income for the first six months of 1998 was $ 4,033,000 compared to $ 3,919,000 as of June 30, 1997, for an increase of $ 114,000, or 2.9%. This increase was primarily due to a higher average balance of loans in 1998 compared with the same period in 1997, which typically produce higher yields than investments. Management expects average rates earned for the rest of 1998 to be comparable to the periods of the previous year since interest rates have remained relatively stable and inflation appears to be under control.













Page 12 of 19 pages


    Interest expense for the six months ended June 30, 1998 was $ 2,042,000, an increase of $ 44,000, or 2.2% over the first six months of 1997. The increase was due primarily to higher average balances of borrowed monies which were used to fund loan growth in 1998 compared with the same period in 1997. Management expects interest expense to be comparable to 1997 for the rest of 1998 since lower rates paid on deposits will largely offset the additional expense of borrowed monies and more costly time deposits used to fund loan growth.

    Net interest income for the first six months of 1998 was $ 1,991,000 compared to $ 1,921,000 as of June 30, 1997, an increase of 3.6%. Liquidity and interest rate risk are continuously monitored through asset-liability committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

OTHER INCOME
Second Quarter 1998 vs. Second Quarter 1997

    Noninterest income rose from $ 125,000 in 1997 to $ 297,000 in 1998. Service charges on deposit accounts decreased $ 2,000 and other fee income decreased $ 6,000 from the same period in 1997. Other noninterest income increased $ 183,000, primarily due to a $ 178,000 gain on sale of OREO and $ 4,000 increase in earnings on cash surrender value of directors and officers' life insurance policies.

Six Months 1998 vs. Six Months 1997

    Noninterest income for the first six months of 1998 and the same period in 1997 were $ 446,000 and $ 231,000, respectively. Service charges on deposit accounts decreased $ 2,000. Other fee income increased $ 27,000 primarily because of an $ 11,000 timing difference in the recognition of safe deposit box rental income in 1998 and $ 12,000 in commissions earned on investment sales. Other noninterest income increased $ 186,000 primarily due to a $ 178,000 gain on sale of OREO and $ 11,000 increase in earnings on cash surrender value of directors and officers' life insurance policies. Management anticipates further increases in noninterest expense because of additional earnings on cash surrender value of life insurance policies.















Page 13 of 19 pages


OTHER EXPENSES

Second Quarter 1998 vs. Second Quarter 1997

    Noninterest expenses totaled $ 731,000 for the quarter ended
June 30, 1998, an increase of $ 61,000 over the $ 670,000 for the quarter ended June 30, 1997. Employee related expenses were up
$ 20,000, or 6.3%, over the second quarter of 1997 due to merit pay increases and additional employment. Net occupancy expenses increased $ 34,000 primarily due to an increase in depreciation on personal property and equipment maintenance costs. Other noninterest expenses were up $ 7,000, or 2.9%.

Six Months 1998 vs. Six Months 1997

    Noninterest expenses for the first six months of 1998 were $ 1,407,000, an increase of $ 124,000, or 9.7%, from $ 1,283,000 reported for the same period in 1997. Salaries and related expenses were up 7.8% over the first six months of 1997 due to merit pay increases and additions to the staff. Net occupancy expenses increased 25.2% due to increased equipment maintenance costs and depreciation on property and equipment. Other noninterest expenses increased 4.7% primarily due to increases in advertising and promotion expenses, bank shares tax and other overhead expenses.

INCOME TAXES

    The income tax provision for the second quarter of 1998 was $ 96,000 compared to $ 85,000 for the second quarter of 1997. The effective income tax rate for the first six months of 1998 was 21.3% compared to 23.7% for the six month period ended June 30, 1997. The decrease in the effective tax rate is due primarily to increases in tax-exempt interest on obligations of state and municipal subdivisions, the tax-exempt dividends on FNMA and FHLMC noncumulative preferred stock, and the nontaxable income related to the increase in the cash surrender value of directors and officers' life insurance.

PROVISION FOR LOAN LOSSES

    A $ 185,000 provision for loan losses was made for the first six months of 1998 compared with $ 20,000 for the first six months of 1997. The provisions were based on management's evaluation of the reserve for possible loan losses at June 30, 1998 and 1997.














Page 14 of 19 pages


    A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)

                                  June 30, 1998      June 30, 1997
Allowance for loan losses
    Beginning of period $ 487     $ 444
    Loans charged-off during the period:
         Real estate loans   0    0
         Installment loans   8    17
         Commercial and all other loans        53         0
                   Total charge-offs      61        17

    Recoveries of loans previously
     charged-off:
         Real estate loans   0    0
         Installment loans   5    4
         Commercial and all other
          loans             8         33
                   Total recoveries       13         37

Net loans (charged-off) received  (    48)  20
Provision for loan losses charged to
 operations          185        20
Allowance for loan losses - end of
 period            $ 624     $ 484

         The loan loss reserve at June 30, 1998 was $ 624,000 compared to $ 487,000 at December 31, 1997 and is considered adequate, in management's judgment, to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

         Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30:
NONPERFORMING LOANS
(In 000's)
                                  90 Days or More
                                       Past Due      Nonaccrual Status
                                  1998       1997    1998        1997

         Real estate loans   $ 382     $ 181     $  0 $ 310
         Installment loans   36   16   0    0
         Demand and time loans        0         0       13     0
            Total loans $ 418     $ 197     $ 13 $ 310

    There were no restructured loans for any of the time periods set forth above.









Page 15 of 19 pages


ASSETS

    Total assets at June 30, 1998 were $ 109,980,000, a 4.0%
increase from $ 105,770,000 at December 31, 1997. Net loans at June 30, 1998 totaled $ 74,175,000, an increase of $ 3,759,000 from
$ 70,416,000 at December 31, 1997. Management intends to contain growth and concentrate on maintaining adequate profit margins.

LIABILITIES

    Total deposits increased 3.6% to $ 93,426,000 at June 30, 1998 compared to $ 90,221,000 at December 31, 1997. Noninterest-bearing deposits increased 17.3% and savings deposits increased 7.9%, while time deposits decreased 0.8%.

CAPITAL

    Total equity as of June 30, 1998 was $ 11,865,000 representing 10.8% of total assets, an increase of $ 459,000 from the $ 11,406,000 reported on December 31, 1997. Accumulated earnings for the first six months of 1998 were partially offset by dividends declared and paid of $ 163,000 while net unrealized holding gains (net of deferred tax) decreased by $ 43,000.

REGULATORY CAPITAL

    The company maintains ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at June 30, 1998 is as follows:

                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements
    Leverage ratio 10.8%     4%
    Risk based capital ratios:
         Tier I (core capital)    15.9%     4%
         Combined tier I and tier
          II (core capital plus
          allowance for loan losses)   16.8%     8%

BALANCE SHEET ANALYSIS

    The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.










Page 16 of 19 pages


AVERAGE BALANCE SHEETS
(In 000's)
                                                 Second Quarter
                                             1998           1997
         ASSETS

Federal funds sold $     248 $       0
Securities available for sale     24,582    27,521
Other investments  577  2,547
Loans                      74,595    67,951
         Total interest-earning assets 100,002   98,019
Cash and due from banks 2,560     3,065
Bank premises and equipment  2,501     2,198
All other assets   4,269     4,060
Allowance for loan losses    (      562)    (      474)
         Total assets   $ 108,770 $ 106,868

              LIABILITIES

Interest-bearing deposits in domestic
 offices           $  83,440 $ 82,759
Federal funds purchased 317  10
Other short-term borrowings      3,531    3,474
         Total interest-bearing liabilities 87,288    86,243

Noninterest-bearing deposits 9,136     9,605
All other liabilities         736      571
         Total liabilities      97,160   96,419

              STOCKHOLDERS' EQUITY

Common stockholders' equity  11,572    10,685
Net unrealized holding gains (losses),
 net of tax          38 (      236)
         Total stockholders' equity       11,610    10,449

         Total liabilities and stockholders'
          equity   $ 108,770 $ 106,868



















Page 17 of 19 pages

















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



























Page 18 of 19 pages


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






























Page 19 of 19 pages