Form 10-K
period 1998-12-31
FULTON BANCSHARES CORP
filed 1999-03-31
CIK 850626

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998
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

   Class                      Outstanding at March 22, 1999
(Common stock, .625 par value)         495,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1998 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 1999 Annual Meeting of Security Holders are incorporated by reference in
Part III of this Form 10-K.


















































-1-

Item 1.   Business.

Description of the Company

         Fulton Bancshares Corporation (the "Company"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Company was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising the Fulton County National Bank and Trust Company (the "Bank"), and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation ("FCCDC"), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had minimal activity in 1998, and has no employees.
         The principal executive office of the Company is located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233. The telephone number of the Company is (717) 485-3144.
         The Company has no employees.
-2-

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




-4-

Permitted Activities
         The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company does not at this time engage in any of the permissible activities described below, nor does the Company have any current plans to engage in these activities in the foreseeable future.
         While the types of permissible activities are subject to a variety of limitations and to change by the Federal Reserve Board, the principal activities that presently may be conducted by a bank holding company and may in the future be engaged by the Company are: (1) making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by consumer finance, credit card, mortgage, commercial finance and factoring companies; (2) operating as an industrial bank or similar entity in the manner authorized by state law so long as the institution does not both accept demand deposits and make commercial loans; (3) operating as a trust company in the manner authorized by federal or state law so long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board; (4) acting as an investment or financial advisor to investment companies and -5-

other persons; (5) leasing personal and real property or acting as agent, broker or advisor in leasing property; (6) making equity and debt investments in corporations or projects designed primarily to promote community welfare; (7) providing to others financially oriented data processing or bookkeeping services; (8) acting as an insurance agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit; (9) acting as underwriter for credit life insurance and credit accident and health insurance: (10) providing courier services of a limited character; (11) providing management consulting advice to nonaffiliated banks and nonbank depository institutions; (12) selling money orders, travelers' checks and United States savings bonds;
(13) performing appraisals of real estate; (14) acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors; (15) providing securities brokerage services, related securities credit activities and incidental activities such as offering custodial services, individual retirement accounts and cash management services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing or investment advice or research services; (16) underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions such as bankers' acceptances and certificates of deposit; (17) providing general information, advisory services and statistical forecasting with respect to foreign exchange markets; (18) acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments; (19) performing personal property appraisals that require expertise regarding all types of personal and business property, including intangible property such as corporate securities; (20) providing commodity trading and futures commission merchant advice; (21) providing consumer financial counseling to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments; (22) providing tax planning and preparation advice to corporations and individuals; (23) providing check guaranty services to subscribing merchants;
(24) operating a collection agency and credit bureau; and
(25) acquiring and operating thrift institutions, including savings and loan associations, building and loan associations and FDIC-insured savings banks.
Certain Provisions of Pennsylvania Banking Law
         Under the Pennsylvania Banking Code of 1965, as amended, (the "Code"), the Company has been permitted since March 4, 1990 to control an unlimited number of banks. However, the Company would be subject to the requirements of the Bank Holding Company Act as discussed in the "Supervision and Regulation - The Company" section above.
         Also since March 4, 1990, the Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. For a further discussion of interstate banking and branching, see the section entitled "Legislation and Regulatory Changes" below.

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

Description of the Bank
         The Bank was organized on February 24, 1887 as a Pennsylvania state-chartered banking institution. It converted to a national banking association on September 5, 1933, and is presently under the supervision of the Office of the Comptroller of the Currency (the "Comptroller"). The Bank is a member of the Federal Reserve System. Customers' deposits held by the Bank are insured by the FDIC to the maximum extent permitted by law. The Bank's legal headquarters are located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233.
         The Bank engages in a full service commercial and consumer banking business, including the acceptance of time and demand deposits and the making of secured and unsecured commercial and consumer loans, and offering trust services. The Bank's primary service area is located in Fulton County, Pennsylvania. Specifically, the main office of the Bank is located in McConnellsburg, the county seat. Within the defined service area of the Bank's main office, the banking business is highly competitive. In addition to local community banks, the Bank competes with regionally-based commercial banks, all of which have greater assets, capital and lending limits. The Bank also competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities.
         In order to compete effectively in this market and to obtain business from individuals, small and medium-sized businesses and professionals, the Bank offers specialized services such as extended hours of operation and personal and business checking accounts at competitive rates in addition to traditional commercial and consumer banking and trust services. The Bank accepts time, demand and savings deposits, including passbook accounts, statement savings accounts, NOW accounts, money market accounts, certificates of deposit and club accounts. The Bank makes secured and unsecured commercial, consumer, mortgage and construction loans. Consumer loans include revolving credit lines. The following support services are offered by the Bank to make financial management more efficient and convenient for its customers: bank by mail, direct deposit, drive-in banking, Federal Tax Depository, automatic teller machine, MasterCard/Visa applications and cash advances, night deposit services, notary public services, payroll deduction plan, bond coupon collections, foreign money exchange, safe deposit boxes, signature guarantees, travelers checks, money orders, cashiers checks, treasury securities, U.S. Savings Bonds, individual retirement accounts, and utility and municipal payments. The Bank also offers discount brokerage services, mutual funds, and other alternative investment products to -14-

provide its customers a full range of investment services. The Bank expects to experience a modest increase in growth. Lending Activities
         It is the Bank's general policy to grant all of its loans in its primary trade area. This trade area includes all of Fulton County, Southern Huntington County and the Hancock, Maryland area. The Bank's lending objectives are as follows: (1) to establish a diversified loan portfolio composed of a predetermined mix of mortgage loans, commercial loans, consumer loans and all other loan types;
(2) to provide a satisfactory rate of return to its shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, and collateral quality; and, (3) to provide protection for its depositors by maintaining a predetermined level of loans to deposits to ensure liquidity.
 The Bank recognizes that the lending of money is a community responsibility which involves a degree of credit risk and is willing to undertake such risks by utilizing standard banking procedures and making prudent judgments when extending credit.
         The Bank makes loans to both individual consumers and commercial entities. The types of loans offered include:
(1) loans for businesses and individuals on a short term or
-15-

seasonal basis; (2) mortgage and construction loans, (3) loans to individuals for consumer purchases such as appliances, furniture, vacations, etc.: (4) loans secured by marketable stock and bonds providing adequate margins for market fluctuations; (5) short term working capital loans secured by the assignment of accounts receivable and inventory; (6) automobile loans, (7) second liens on commercial and residential real estate, (8) home equity lines of credit, and (9) PHEAA student loans. Loans of these types will be considered desirable by the Bank provided such loans meet the test of sound credit.
         The Bank has adopted the following loan-to-value ratios, in accordance with standards adopted by its bank supervisory agencies:

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


-16-

Concentration
         The Bank is neither dependent upon deposits nor exposed to loan concentrations to a single customer or to a single industry, the loss of any one or more of which would have a material adverse effect on the financial condition of the Bank.
Employees
         As of December 31, 1998, the Bank has forty-three
(43) full-time equivalent employees.
Supervision and Regulation - The Bank
         The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. The operations of the Bank are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC. The primary supervisory authority of the Bank is the Comptroller, which regulates and examines the Bank. The Comptroller has authority to prevent national banks from engaging in unsafe or unsound practices in conducting their businesses.
         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and
-17-

collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches.
 Under Pennsylvania law, the Bank may establish or acquire branch offices, subject to certain limitations, in any county of the state. National bank branches, however may be established within the permitted area only after approval by the Comptroller.
         As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by the Bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary Bank maintains a correspondent relationship.
FDIC
         Under the Federal Deposit Insurance Act, the
Comptroller possesses the power to prohibit institutions
-18-

regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given sixty (60) days prior written notice and within that time has not disapproved the acquisition or otherwise extended the period for disapproval.
 Control for purposes of FIRA, means the power, directly or indirectly, to direct the management or policies or to vote twenty-five percent (25%) or more of any class of outstanding stock of a financial institution or its respective holding -19-

company. A person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company such as the Company, would presumably be deemed to control the institution for purposes of FIRA.
Garn-St Germain
         The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities. The 1982 Act also amended FIRA (see above) by changing the statutory limits on lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. The 1982 Act, however, also tightened FIRA provisions respecting management interlocks and correspondent bank relationships involving a bank's management personnel. CRA
         Under the Community Reinvestment Act of 1977, as amended ("CRA"), the Comptroller is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a
-20-

branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the Comptroller make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating and a statement describing the basis for the rating, which is publicly disclosed.
BSA
         Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $ 10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $ 10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.
CEBA
         An omnibus federal banking bill, known as the Competitive Equality Banking Act ("CEBA"), was signed into law in August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions -21-

between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed and failing banks; (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan.
FDICIA
    Capital Categories
         In December of 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below:

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

FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.
Examinations and Audits
         Annual full-scope, on site examinations are required for all FDIC-insured institutions except institutions with assets under $ 250 million which are well capitalized, well managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. Banks with total assets of $ 150 million or more are required to submit to their supervising federal and state banking agencies a publicly available annual audit report and are subject to additional accounting and reporting regulations.
Truth-In-Savings
         A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks -24-

with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There are some operational costs of complying with the Truth-In-Savings law.
         Management believes that full implementation of the FDICIA has had no material impact on liquidity, capital resources or reported results of operation.
Item 2.  Properties
         The main administrative office of the Bank which also includes a branch, is located in McConnellsburg, Pennsylvania. The Bank currently has four branch offices one of which is located at Penn's Village on Route 16 at the east end of McConnellsburg, Pennsylvania. This branch office opened on May 11, 1981. In addition, the Bank installed an ATM at the Penn's Village Shopping Center in March, 1989.
The Bank also serves the communities surrounding the Pennsylvania/Maryland border through its branch office located in Warfordsburg, Pennsylvania. This branch opened for business on April 4, 1983. On the same day, a third branch office was opened in Hustontown, Pennsylvania, which services Northern Fulton County. Finally, to service the Southern end of Huntington County, the Bank acquired a branch in Shade Gap, Pennsylvania, on September 26, 1988. On
-25-

January 7, 1997 ATM's were opened at the Warfordsburg and Hustontown branches. In June, 1998 the Bank opened an ATM at the Shade Gap branch and added an ATM to its main office drive-up facility. The main office, Warfordsburg, Hustontown and Shade Gap branches are owned by the Bank. The Penn's Village branch is rented.
         On February 2, 1999, the Bank entered into an agreement for the construction of a new branch building in Orbisonia, Pennsylvania. The total estimated cost of the construction is $ 225,840. The Bank plans to close its Shade Gap branch (except for the ATM facility) when the new Orbisonia branch opens.
Item 3.  Legal Proceedings.
         Fulton Bancshares Corporation is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of the Company's management, Fulton Bancshares Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company's operations or financial position.
Item 4.  Submission of Matters to Vote of Security Holders.
         None
Item 5.  Market for Registrant's Common Stock and Related
           Security Holder Matters.

         The corporation's common stock is traded on a limited basis in the local over-the-counter market. As of December 31, 1998, the approximate number of shareholders of record was 490.

                 Market     Cash        Market      Cash
                 Price    Dividend      Price     Dividend
                       1998                   1997
First Quarter $ 45.00   $ .165    $ 35.00   $ .16
Second Quarter     50.00     .165 35.00     .16
Third Quarter 50.00     .19  40.00     .185
Fourth Quarter     55.00     .20  45.00     .195

Item 6.  Selected Financial Data.

                    1998   1997     1996    1995     1994
Income (000 omitted)

Interest income    $ 8,192   $ 7,898   $ 7,513   $ 7,298   $ 6,417
Interest expense   4,151     4,036     3,725     3,732     3,269
Provision for
 loan losses           185        20        65        62        48
Net interest
 income after
 provision for
 loan losses       3,856     3,842     3,723     3,504     3,100
Securities gains
 (losses)     4    3    (      2) 5     2
Other operating
 income            718  470  391  276  242
Other operating
 expenses            2,745     2,626     2,425     2,304     2,236
Income before
 income taxes      1,833     1,689     1,687     1,481     1,108
Applicable income
 tax                   406       384       455       422       319
    Net income          $ 1,427   $ 1,305   $ 1,232   $ 1,059   $   789

Per share amounts are based on following weighted averages:

              1998 - 495,000     1996 - 495,000   1994 - 440,000
              1997 - 495,000     1995 - 480,476

Income before
 income taxes      $ 3.70    $  3.41   $ 3.41    $  3.08   $   2.52
Applicable income
 taxes             .82  .77  .92  .88  .73
   Net income           2.88 2.64 2.49 2.20 1.79
Cash dividend paid      .72  .70  .66  .55  .48
Book value         25.21     23.04     20.50     19.08     14.12

               1998      1997     1996      1995     1994
Income (000 omitted)
Year-End Balance Sheet Figures (000 omitted)
Total assets  $ 119,649 $ 105,770 $ 102,355 $  96,449 $  90,890
Net loans      80,214   70,416    63,791    59,871    60,321
Total investment
 securities        29,183    25,922    28,474    29,365    24,060
Deposits-non-
 interest
 bearing       11,553   8,159     10,000    7,959      7,266
Deposits-interest
 bearing       87,788   82,062    81,632    78,399    76,728
Total deposits     99,341    90,221    91,632    86,358     83,994
Liabilities for
 borrowed money    7,100     3,470     0    0      220
Total stock-
 holders'
 equity  12,479    11,407    10,149    9,445       6,214

Ratios
Average equity/
 average assets    10.51     10.29     9.80 9.29  7.23
Return on
 average equity    12.23     11.98     12.57     12.13     12.08
Return on
 average assets    1.29 1.23 1.23 1.13  .87

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations included on pages 26 through 32 of the annual report to shareholders is incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data.
         The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 25 of the annual shareholders report for the year ended December 31, 1998 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

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

      ASSETS                  1998                     1997             1996
                      Average                 Average                Average
(000 omitted)         Balance Interest Rate   Balance Interest Rate  Balance
 Interest Rate
Investment securities:
    Taxable interest
  income      $  20,510 $ 1,185   5.8  $ 23,627  $ 1,532   6.5% $  26,647 $
1,651    6.2%
Nontaxable interest
  income          5,793    286    4.9     5,090      254   5.0      3,040
153 5.0
         Total investment
          securities    26,303    1,471     5.6  28,717    1,786     6.2  29,687
    1,804     6.1
Loans (net of unearned
 discounts)        75,610    6,702     8.8  68,171    6,098     8.9  62,530
5,68
6   9.1
Other short-term
 investments             343      19   5.5        255      14   5.5        430
    23
    5.3
         Total interest
           earning assets    102,256   $ 8,192   8.0% 97,143    $ 7,898   8.1%
9
2,647    $ 7,513   8.1%
Allowance for loan
  losses      (     578)               (      475)              (      392)

Cash and due from banks 2,560               2,847               2,638

Bank premises and
 equipment         2,557               2,371               2,083
Other assets            4,207                   3,978               3,211

         Total assets   $ 111,002           $ 105,864           $ 100,187


  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits          $  16,779 $   455   2.7% $  15,528 $   412   2.6% $  15,758
$
   413   2.6%
Savings deposits   13,616    357  2.6  13,816    368  2.7  14,578    400  2.7
Time deposits 54,621    3,102     5.7  53,738    3,136     5.8  49,582    2,847
5.7
Short-term borrowings      4,426      237   5.4     2,114      120   5.7
1,196
    65   5.4
         Total interest
          bearing
       liabilities 89,442    $ 4,151   4.6  85,196    $ 4,036   4.7% 81,114
$
3,725    4.6%
Demand deposits    9,146               8,848               8,562
Other liabilities        749                 927                 645
Total liabilities   99,337             94,971              90,321
Stockholders'
 equity           11,665                  10,893               9,866

         Total liabilities &
           stockholders'
           equity       $ 111,002           $ 105,864           $ 100,187

Net interest income/net
  yield on average
  earning assets        $ 4,041   4.0%      $ 3,862   4.0%      $ 3,788   4.1%

              For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the
taxable equivalent adjustment is made to equate nontaxable interest on the same basis as
taxable interest.  The marginal tax rate was 34% for 1998, 1997 and 1996.
-29-

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                      1998 Versus 1997             1997 Versus 1996
                    Increase (Decrease)          Increase (Decrease)
                     Due to Change in              Due to Change in

                                   Total                           Total
               Average  Average   Increase     Average   Average  Increase
               Volume     Rate   (Decrease)    Volume      Rate  (Decrease)
(000 omitted)
Interest Income
    Loans (net of
     unearned
     discounts)    $ 662     ($  58)   $ 604     $ 502     ($ 80)    $ 422
    Taxable
     investment
     securities    (  202)   (  145)   (  347)   (  196)   67   (  129)
    Nontaxable
     investment
     securities        35    (    3)   32   103  (   2)    101
    Other short-term
     investments      5     0         5     (   10)      1 (    9)
         Total interest
          Income    500 (  206)     294       399     (  14)      385

Interest Expense
    Interest bearing
     demand   33   10   43    (    6)  6    0
    Savings
     deposits (   5)    (    6)   (   11)   (   20)   (  12)    (   32)
    Time deposits  51   (   85)   (   34)   241  48   289
    Short-term
     borrowings       132    (   15)     117         52       2    54
         Total interest
          expense    211     (   96)     115       267       44   311

         Net interest
          income             $ 179               $  74

                   Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1998, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                         After 1 year   After 5 years
                 Within   but within      but within    After
                 1 year    5 years         10 years   10 years    Total

(000 omitted)

Bonds:
    U. S. Treasury
              Book value     $   0     $     0   $     0   $       0 $     0
         Yield     0%   0%   0%   0%   0%

    U. S. Government agencies
         Book value     500  8,254     0    0    8,754
         Yield     3.82%     4.53%     0%   0%   4.48%

    State and municipal
         Book value     0    1,688       3,865   378  5,931
         Yield     0%   7.76%     7.41%     7.11%     7.45%

    Mortgage-Backed
         Book value     0    0    0    8,679     8,679
         Yield        0%           0%        0%     4.58%      4.58%

Total book value   $ 500     $ 9,942   $ 3,865   $ 9,057   $ 23,364

    Yield      3.82%       5.08%     7.41%      4.69%    5.27%

Other Debt Securities:
    FHLMC/FNMA non-
     cumulative preferred
     stock
    Book value                              $  4,984
    Yield                                  7.61%

Equity Securities:
    Total Equity Securities                      $    709

         Yield                                  4.79%



Total Investment Securities                      $ 29,057

         Yield                                  5.66%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

LOAN PORTFOLIO


    The following table presents the loan portfolio at the end of each of the last five years:

                            1998     1997      1996      1995    1994
        (000 omitted)

Commercial, financial and
 agricultural $ 11,401  $  7,180  $  7,648  $ 11,135  $ 11,641
Real estate - Construction     0  0    0    386    159
Real estate - Mortgage  58,915    53,624    47,519    37,822    37,196
Installment and other
 personal loans (net of
 unearned discount)       10,478    10,099     9,068    10,872    11,682
    Total loans    $ 80,794  $ 70,903  $ 64,235  $ 60,215  $ 60,678

         Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages and installments) at December 31, 1998:

                            Under One   One to    Over Five
                              Year    Five Years    Years    Total

(000 omitted)

Commercial, financial and
 agricultural $ 7,410   $ 2,052   $ 1,939   $ 11,401
Real estate - Construction         0         0         0           0
    Total          $ 7,410   $ 2,052   $ 1,939   $ 11,401

         The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1998:

                                       Fixed Rate          Variable
                                          Loans           Rate Loans
   (000 omitted)

Due within one year     $   5,147 $ 11,946
Due after one but within five years     13,516    6,890
Due after five years      21,074    22,221
    Total          $ 39,737  $ 41,057

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

                                      Years Ended December 31
                            1998      1997      1996     1995      1994

        (000 omitted)

Average total loans
 outstanding (net of
 unearned income)  $ 75,610  $ 68,171  $ 62,530  $ 61,011  $ 61,062

Allowance for loan losses,
 beginning of period    $    487  $    444  $    345  $    358  $    400
Additions to provision
 for loan losses charged
 to operations     185  20   65   62    48
Loans charged off during
 the year
   Commercial 67   6    0    35   68
    Installment         47        40         9         48        31
         Total charge-off's      114        46         9         83        99

Recoveries of loans
 previously charged off:
    Commercial     16   49   33   1    6
    Installment          6        20        10          7         3
         Total recoveries        22         69        43          8         9

Net loans charged off        92   (     23) (     34)       75        90

Allowance for loan losses,   $   580   $   487   $   444   $    345  $    358

Ratio of net loans
 charged off to average
 loans outstanding     .12%  (    .03)%     (    .05)%         .12%       .15%

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

                         1998     1997    1996      1995      1994

       (000 omitted)

Nonaccrual loans   $     0   $   413   $   310   $   310   $    80

Accrual loans:
    Restructured   $     0   $     0   $     0   $     0   $     0
    30 through 89 days
     past due 1,458     1,466     1,716     2,533     3,876
    90 days or more
     past due     442       431     1,041       253        85
         Total accrual
          loans    $ 1,900   $ 1,897   $ 2,757   $ 2,786   $ 3,961

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

FULTON BANCSHARES CORPORATION AND SUBSIDIARY


    The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                         Years Ended December 31

                    1998              1997                  1996


                    Percentage            Percentage             Percentage
          Allowance of Loans to Allowance of Loans to Allowance of Loans to
           Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
(000 omitted)

Commercial,
 financial and
 agri-
 cultural     $  82     14.11%    $  49     10.13%    $  53     11.91%
Real estate -
 Constr-
 uction   0   0.00 0    0.00 0    0.00
Real estate -
 Mortgage     423  72.92     368  75.63     328  73.98
Instal-
 lment      75      12.97       70      14.24       63      14.11
    Total     $ 580     100.00%   $ 487     100.00%   $ 444     100.00%


                                  Years Ended December 31
                              1995                          1994

                                     Percentage                  Percentage
                     Allowance       of Loans to     Allowance  of Loans to
                      Amount         Total Loans      Amount    Total Loans

    (000 omitted)

Commercial,
 financial and
 agricultural $ 123     35.68%    $ 136     37.92%
Real estate -
 Construction  2   0.64 1    .27
Real estate -
 Mortgage     157  45.62     152  42.55
Installment                63      18.06       69      19.26
    Total     $ 345     100.00%   $ 358     100.00%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

DEPOSITS


    The average amounts of deposits are summarized below:

                                      Years Ended December 31

                                     1998        1997       1996

      (000 omitted)

Demand deposits    $  9,146  $  8,848  $  8,562
Interest bearing demand deposits  16,779    15,528    15,758
Savings deposits   13,616    13,816    14,578
Time deposits   54,621    53,738    49,582
     Total deposits     $ 94,162  $ 91,930  $ 88,480

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1998:

                  Maturity                       (000 omitted)

    Certificates of Deposit
         Three months or less     $  2,970
         Over three months through six months      3,409
         Over six months through twelve months   2,527
         Over twelve months     3,124
                   $ 12,030


   RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)


    The following table presents a summary of significant earnings and capital ratios:

                                   1998        1997        1996

    Assets    $ 111,002 $ 105,864 $ 100,187
    Net income     $   1,427 $   1,305 $   1,232
    Equity    $  11,665 $  10,893 $   9,866
    Cash dividends paid $     356 $     347 $     327
    Return on assets    1.29%     1.23%     1.23%
    Return on equity    12.23%    11.98%    12.49%
    Dividend payout ratio    24.9%     26.6%     26.5%
    Equity to asset ratio     10.51%   10.29%    9.85%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS


                                      Years Ended December 31

                                1998     1997      1996      1995      1994
(000 omitted)

Interest income    $ 8,192   $ 7,898   $ 7,513   $ 7,298   $ 6,417
Interest expense     4,151     4,036     3,725     3,732     3,269
Net interest income     4,041     3,862     3,788     3,566     3,148
Provision for loan losses        185        20        65        62        48

         Net interest income after
       provision for loan
       losses 3,856     3,842     3,723     3,504     3,100

Other income:
    Trust     97   63    43  42    41
    Service charges - Deposits     140 146  130  99   102
    Other service charges,
     collection and exchange,
     charges, commission fees      123 93   102  69    80
    Other operating income       362       171       114        71        21
         Total other income      722       473       389       281       244

Income before operating
 expense 4,578     4,315     4,112     3,785     3,344

Operating expenses:
    Salaries and employees
     benefits 1,242     1,178     1,129     1,072       957
    Occupancy and equipment
     expense  569  465  418  370  325
    Other operating expenses     934       983       878       862       954
         Total operating
          expenses   2,745     2,626     2,425     2,304     2,236

Income before income taxes   1,833     1,689     1,687     1,481     1,108
Income tax        406       384       455       422       319

         Net income applicable
          to common stock    $ 1,427   $ 1,305   $ 1,232   $ 1,059   $   789


Per share data:
    Earnings per common share     $ 2.88         $ 2.64         $ 2.49
$
2.20          $ 1.79
    Cash dividend - Common   .72       .70       .66       $  .55 *  $  .48
    Weighted average number
     of common shares   495,000   495,000   495,000   480,476   440,000

                 * Based on 495,000 shares outstanding

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES

  ($ 000 omitted)         1998       1997       1996       1995      1994

LOANS
    Lines of credit     $   3,332 $   3,290 $  3,492  $  3,556  $  3,606
    Tax free  1,281     2,201     2,458     3,027     1,930
    Commercial     14,203    13,966    12,702    10,356    10,533
    Mortgage  40,916    35,415    32,833    33,430    34,458
    Consumer                    15,878    13,299   11,045    10,642    10,535
         Total loans            75,610    68,171   62,530    61,011    61,062

INVESTMENT SECURITIES
    U.S. Government     0    0    254  404    564
    U.S. Government agencies 5,863     6,931     6,984     5,361     4,743
    State & municipal   5,793     5,090     3,040     1,586       906
    Mortgage-backed securities    9,324     13,861    18,730    19,777    17,744
    FNMA & FHLMC preferred
     stock    4,746     2,443     124  0    0
    Other           577       392      679       468       407

         Total investment
          securities       26,303    28,717   29,687    27,596    24,364

OTHER SHORT-TERM INVESTMENTS
    Federal funds sold        343       255      430       661       536

TOTAL EARNING ASSETS         102,256      97,143   92,647    89,268    85,962

TOTAL ASSETS  $ 111,002 $ 105,864 $ 99,844  $ 93,959  $ 90,315

Percent increase (decrease)  4.9% 6.0%      6.3% 4.0% (1.1)%

DEPOSITS
    Interest-bearing
     demand   $  16,979 $  15,528 $ 15,758  $ 14,871  $ 14,876
    Savings   13,616    13,816    14,578    14,663    16,641
    Time    54,621    53,738   49,582    47,502    43,919
         Total interest-
          bearing deposits       85,016         83,082       79,918    77,036

75,436

OTHER BORROWINGS
    Federal funds purchased  622  276  908  524  408
    Liabilities for borrowed
     money        3,804     1,838      288       185       200

TOTAL INTEREST-BEARING
  LIABILITIES    89,442    85,196   81,114    77,745    76,044

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                                   1998      1997   1996      1995    1994
AVERAGE RATES EARNED
                                   %        %      %         %       %

Loans
    Commercial     9.23 9.11 9.31      9.95 8.90
    Mortgage  8.61 8.67 8.64 8.99 7.94
    Consumer       8.77 8.89 9.58 10.09     10.14
    Tax free  5.82 5.62 5.91 6.05 6.73
    Lines of credit                    8.81 9.19 9.13  9.84      8.63
         Total     8.72 8.73 9.09  9.22      8.45


Investment Securities
    U.S. Government     0.00 0.00 6.40 6.40 6.11
    U.S. Government agencies 5.95 6.17 6.09 5.86 5.35
    State & municipal                  4.93 5.00 5.02 5.08 5.34
    Mortgage-backed securities    5.50 6.46 6.50 5.94 4.87
    Other     5.99 7.27 6.32   6.54      6.17
         Total     5.57 6.22 6.08   5.89      5.03

Other Short-Term Investments
    Federal funds sold  5.49 5.51 5.30  5.85      4.02

Total earning assets    7.90 8.13 8.11  8.15      7.44

AVERAGE RATES PAID
    Time & savings deposits  4.60 4.71 4.59 4.77 4.29
    Federal funds purchased       5.57 5.61 5.61 6.09 3.93
    Liabilities for borrowed money     5.32 5.68 5.55  6.36      3.74

Total interest-bearing
 liabilities  4.64 4.74 4.59  4.78      4.29

Item 9.  Disagreements on Accounting and Financial Disclosures.

         Not applicable.

PART III
    The information required by Items 10, 12 and 13 is incorporated by reference from Fulton Bancshares
Corporation's definitive proxy statement for the 1999 Annual
Meeting of shareholders filed pursuant to Regulation 14A.

Item 11. Executive Compensation
         Shown below is information concerning the annual compensation for services in all capacities to the Company, the Bank, and FCCDC for the fiscal years ended December 31, 1998, 1997 and 1996 of the Chief Executive Officer. There were no other officers of the Company, the Bank, or FCCDC whose total annual salary and bonus during that time frame exceeded $ 100,000.
Summary Compensation Table

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
Clyde H.
 Bookheimer
 President &
 CEO          1998 $ 112,000 $ 0  $ 0  $ 0  $ 0  $ 0  $ 47,566
         1997  101,825   0    0    0    0    0    59,889
         1996  83,200    0    0    0   0     0    60,987

     Footnotes:
     (1)  All other compensation includes the following:

               Fringe Benefits                                         Deferred
             (Personal Use of Bank  Retirement Supplemental Executive  Directors
    Directors  Owned Vehicle)          Plan      Retirement Plan        Fees

1998     $     0   $   908        $ 7,906   $ 38,752  $     0
1997          0     1,140     6,081     52,668        0
1996      6,000        1,351  9,027     42,609   2,000

    The supplemental executive retirement plan was funded by single premium
life insurance policies on the    CEO, with the Bank named as beneficiary.
Actual payments to the CEO amounting to $ 73,000 annually will not begin
until 2005.   At December 31, 1998, the cash surrender value of the policies was $ 754,799.

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

(23) Consents of experts and counsel.  Filed
              herewith.
         (24) Power of attorney.  Not applicable.
         (27) Financial data schedule.  Filed herewith.
         (28) Information from reports furnished to state insurance regulatory authorities. Not applicable.
         (99) Additional exhibits.  Not applicable.
    (b)  Reports on Form 8-K.  None.

SIGNATURES


    In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report was signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                    Title                Date

/s/ Clyde H. Bookheimer      Director, President &    March     , 1999
Clyde H. Bookheimer     CEO (Principal Executive
    Officer)

/s/ David L. Seiders         Director  March     , 1999
David L. Seiders

/s/ Cecil B. Mellott         Director                 March     , 1999
Cecil B. Mellott

/s/ Robert C. Snyder         Director &          March     , 1999
Robert C. Snyder   Chairman

/s/ Ellis L. Yingling        Director & Vice          March     , 1999
Ellis L. Yingling  Chairman

/s/ Clair R. Miller          Director  March ____, 1999
Clair R. Miller

Exhibit Index



Exhibit No.                           Sequentially numbered
                                                pages

    13   Annual report to shareholders
    21   Subsidiaries of the Registrant
    23.1 Independent Auditor's Consent
    27   Financial data schedule

C O N T E N T S


                                                        Page

INDEPENDENT AUDITOR'S REPORT 1

CONSOLIDATED FINANCIAL STATEMENTS

    Balance sheets 2
    Statements of income     3
    Statements of changes in stockholders' equity     4
    Statements of cash flows 5 and 6
    Notes to consolidated financial statements   7 - 20

ACCOMPANYING FINANCIAL INFORMATION

    Selected five year financial data  21
    Changes in income and expense 22
    Summary of quarterly financial data     23
    Statements of average balances and average rates  24 and 25
    Management's discussion and analysis of consolidated
financial condition
      and results of operations   26 - 31
    Stock market analysis and dividends     32


INDEPENDENT AUDITOR'S REPORT



Board of Directors
Fulton Bancshares Corporation
McConnellsburg, Pennsylvania


    We have audited the accompanying consolidated balance sheets of the Fulton Bancshares Corporation and its wholly-owned subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 1998. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fulton Bancshares Corporation and its wholly-owned subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998 in conformity with generally accepted accounting principles.








Chambersburg, Pennsylvania
February 10, 1999

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997



ASSETS

1998                          1997

Cash and due from banks $   3,301,246  $    2,744,534
Securities available for sale     28,605,661     25,344,944
Federal Reserve, Atlantic Central Bankers Bank and
 Federal Home Loan Bank stocks            576,850     576,850
Loans, net of reserve for loan losses
 1998 - $ 580,694; 1997 -
 $ 487,250       80,214,351  70,415,725
Premises and equipment      2,667,135  2,406,729
Cash surrender value of life
 insurance    3,165,957 3,020,255
Accrued interest receivable  733,269   669,988
Real estate owned other than premises  140,000   269,451
Other assets             244,380        322,014
         Total assets   $ 119,648,849  $ 105,770,490

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest bearing $   11,553,431 $    8,158,764
    Interest bearing         87,787,719         82,062,522
              99,341,150     90,221,286

Federal funds purchased 2,100,000 0
Other borrowed funds    5,000,000 3,470,000
Accrued interest payable     392,241   379,773
Other liabilities           336,861           292,827
         Total liabilities     107,170,252    94,363,886

Stockholders' Equity
    Common stock:  par value $ .625 per
      share; 4,000,000 shares
      authorized; 495,000 shares issued and outstanding at
      December 31, 1998 and 1997  309,375   309,375
    Additional paid-in capital    2,051,275 2,051,275
    Retained earnings   10,035,342     8,964,410
    Accumulated other comprehensive
      income              82,605              81,544
         Total stockholders'
           equity       12,478,597          11,406,604

         Total liabilities and
           stockholders' equity   $ 119,648,849  $ 105,770,490

The Notes to Consolidated Financial Statements are an integral part of these statements.

-2-

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1998, 1997 and 1996
                             1998        1997       1996
Interest Income
Interest and fees on loans   $ 6,702,101    $ 6,098,379    $ 5,676,179
Interest and dividends on investment securities:
U.S. Government securities   0    0    15,971
Other U. S. Government
 agencies       349,045 427,721   415,389
Mortgage backed securities   512,814   896,014   1,185,034
Obligations of states and
 political subdivisions 285,745   254,330   152,730
 FNMA & FHLMC preferred
 stock        281,664   168,904   8,012
Interest on federal funds
 Sold              18,863    14,059    23,106
Other interest and
 dividends         42,232         38,405         36,326
Total interest income     8,192,464      7,897,812      7,512,747

Interest Expense
Interest on deposits    3,914,252 3,915,899 3,659,385
Interest on federal funds
 purchased    34,615    15,506    49,609
Interest on other borrowed
 money             202,481       104,546         16,195
Total interest expense    4,151,348      4,035,951      3,725,189
Net interest income before provision
 for loan losses   4,041,116 3,861,861 3,787,558
Provision for Loan Losses         185,000        20,000         65,000
Net interest income after provision
 for loan losses     3,856,116      3,841,861      3,722,558
Other Income
Service charges on deposit
 accounts     140,424   145,539   129,633
Other service charges and
 fees         123,099   93,447    102,392
Earnings - Cash surrender value
 of life insurance 175,184   153,602   112,733
Trust department income 96,743    62,626    43,132
Gain (loss) on sale of
 investment securities  3,671     3,052     (     2,044)
Gain (loss) on sale of other
 real estate  177,906   2,228     (     1,772)
Other income        5,046         12,111         4,505
Total other income     722,073        472,605       388,579
Other Expenses
Salaries, fees and employee
 benefits     1,241,650 1,177,559 1,128,686
Net occupancy expense of bank premises and
  furniture and equipment
  expense     568,556   464,990   417,777
FDIC insurance premiums 10,948    11,467    1,493
Other expenses          923,905       971,807        876,909
Total other expenses      2,745,059      2,625,823      2,424,865
Income before income taxes   1,833,130 1,688,643 1,686,272
Applicable income taxes     405,798        384,051        454,631
         Net income     $ 1,427,332    $ 1,304,592    $ 1,231,641
Earnings per common share  $     2.88  $    2.64    $     2.49
The Notes to Consolidated Financial Statements are an integral part of these statements.
-3-

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1998, 1997 and 1996
                                        Accumulated
                  Additional               Other        Total
         Capital   Paid-In    Retained Comprehensive Stockholders'
          Stock   Capital    Earnings    Income        Equity

Balance - December 31,
 1995    $ 309,375 $ 2,051,275    $ 7,101,377    ($ 17,043)     $ 9,444,984

Comprehensive income:
Net income              1,231,641      1,231,641
Change in unrealized (loss) on
  investment securities available
  for sale, net of tax of $ 103,764         ( 201,425)     (   201,425)
Total comprehensive income                  1,030,216
Cash dividends
 ($ .66 per
 share)                                (     326,700)           (   326,700)
Balance - December 31,
 1996     309,375   2,051,275      8,006,318     (  218,468)    10,148,500

Comprehensive income:
Net income              1,304,592      1,304,592
Change in unrealized gain on
  Investment securities available
  for sale, net of tax of $ 154,552              300,012     300,012
Total comprehensive income                  1,604,604
Cash dividends
 ($ .70 per
 share)                      (   346,500)             (   346,500)
Balance - December 31,
 1997     309,375   2,051,275      8,964,410        81,544 11,406,604

Comprehensive income:
Net income              1,427,332      1,427,332
Change in unrealized gain on
  investment securities available
  for sale, net of tax of $ 546                 1,061     1,061
Total comprehensive income                  1,428,393
Cash dividends ($ .72
 per share)                       (  356,400)              (   356,400)

Balance - December 31,
 1998    $ 309,375 $ 2,051,275    $10,035,342    $82,605   $ 12,478,597











The Notes to Consolidated Financial Statements are an integral part of these statements.

-4-

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997 and 1996
                           1998         1997        1996
Cash flows from operating activities:
Net income    $  1,427,332   $ 1,304,592    $ 1,231,641
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization 284,866   228,463   169,381
    Provision for loan losses     185,000   20,000    65,000
    Deferred income taxes    (     50,535)  (    39,851)   (    32,037)
    (Increase) in CSV -
     Officers' life insurance     (   145,702)   (   129,967)   (   80,743)
    (Gain) loss on disposal
     of other real estate    (   177,906)   (     2,228)   1,772
    (Gain) loss on sale of
     investment securities   (     3,671)   (     3,052)   2,044
    (Increase) decrease in
     other assets   122,485  (    65,915)   (  140,842)
    (Increase) decrease in
     interest receivable     (   63,281)    (    35,053)   (   28,601)
    Increase (decrease) in
     interest payable   12,468    6,824     3,435
    Increase (decrease) in
     other liabilities     49,173     89,376     (  48,502)
Net cash provided by
 operating activities      1,640,229      1,373,189      1,142,548

Cash flows from investing activities:
Sales of investment securities
 available for sale     5,375,879 7,954,592 5,909,298
Maturities of investment securities
 available for sale     5,208,580 2,843,455 3,607,407
Purchases of investment securities
 available for sale     (  13,043,399) (   7,783,675) (   8,713,580)
Net decrease (increase)
 in loans     (    9,983,626)     (   6,784,589) (   3,985,389)
Purchases of property
 and equipment     (       545,272)    (      486,609)     (      189,847)
Purchases of FRB and
 FHLB stock   (       796,500)    (          4,300)   (      221,900)
Purchase of officers'
 life insurance    0    (      516,000)     (   1,741,000)
Proceeds from sales of
 other real estate 307,357   218,874   16,728
Purchases of other
 real estate                   0  (          8,980)   (         1,056)
Net cash (used) by
 investing activities   (  13,476,981) (   4,567,232) (   5,319,339)
Cash flows from financing activities:
Net increase (decrease)
 in deposits  9,119,864 (   1,410,994) 5,273,733
Dividends paid     (       356,400)    (      346,500)     (      326,700)
Net increase in federal
 funds purchased   2,100,000 0                   0
Proceeds from long-term
 borrowings       5,000,000              0                 0
Net increase (decrease)
 in line-of-credit (     3,470,000)      3,470,000                     0
Net cash provided by
 financing activities     12,393,464     1,712,506       4,947,033
Net increase (decrease)
 in cash and cash
 equivalents  556,712   (   1,481,537) 770,242
Cash and cash equivalents
 at beginning of year       2,744,534     4,226,071      3,455,829
Cash and cash equivalents
 at end of year    $   3,301,246  $ 2,744,534    $ 4,226,071
The Notes to Consolidated Financial Statements are an integral part of these statements.
-5-

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1998, 1997 and 1996




                                               1998
             1997                 1996

Supplemental disclosure of cash flows information:

    Cash paid during the year for:

         Interest  $ 4,138,880    $ 4,029,127    $ 3,721,754
         Income taxes   438,625   449,509   609,193


Supplemental schedule of noncash investing and financing activities:

    Unrealized holding gain
     (loss), net of tax $     1,061    $  300,012     ($   201,425)

    Loans transferred to other real estate
      owned   $         0    $  140,000     $        0

    Other real estate owned
     transferred to
     property and
     equipment     $         0    $        0     $  69,684





















The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

    Nature of Operations

    Fulton Bancshares Corporation's primary activity consists of owning and supervising its subsidiaries:

    ?    Fulton County National Bank and Trust Company, which is
engaged in providing banking and bank            related
services, principally in Fulton and Huntingdon Counties.  Its
five branches are located in                McConnellsburg (2),
Shade Gap, Warfordsburg and Hustontown.

    ?    Fulton County Community Development Corporation,
which was formed on June 7, 1996 to              support
efforts of the local downtown business revitalization project
by making low interest            loans to eligible small
businesses for the purpose of facade improvement.  Future
projects are            expected to include small business
marketing, new business creation, small business
    education, and housing for low-to-moderate income individuals.

    Principles of Consolidation

The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, the Fulton County National Bank and Trust Company and the
Fulton County Community Development Corporation. All significant intercompany transactions and accounts have been eliminated.

    See Note 13 for parent company financial statements.

    Basis of Accounting

    The Bank uses the accrual basis of accounting.

    Use of estimates

The preparation of financial statements in conformity
with generally accepted accounting principles requires
management to make estimates and assumptions that
affect the reported     amounts of assets and
liabilities and disclosure of contingent assets and
liabilities at the date of the financial statements,
and the reported amounts of revenues and expenses
during the reporting    period.  Actual results could
differ from those estimates.

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

    While management uses available information to
recognize losses on loans and foreclosed real    estate,
future additions to the allowances may be necessary based on
changes in local economic    conditions.  In addition,
regulatory agencies, as an integral part of their examination
process,      periodically review the corporation's allowances
for losses on loans and foreclosed real estate.       Such
agencies may require the corporation to recognize additions
to the allowances based on   their judgments about
information available to them at the time of their
examination.  Because of     these factors, management's
estimate of credit losses inherent in the loan portfolio and
the related   allowance may change in the near term.
However, the amount of the change that is reasonably possible cannot be estimated.

    Investment Securities

Under SFAS 115, the Bank's investments in securities are classified in three categories and accounted for as follows.

    ?    Trading Securities.  Securities held principally
for resale in the near term are classified as
         trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. The Bank had no trading securities in 1998 or 1997.

    ?    Securities to be Held to Maturity.  Bonds and notes
for which the Bank has the
positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

    ?    Securities Available for Sale.  Securities
available for sale consist of bonds and notes not classified as trading securities nor as securities to be held to maturity, and FNMA and FHLMC preferred stock. These are securities that management intends to use as a part of its asset and liability management strategy and may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in other comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Fair values for investment securities are based on quoted market prices.

The Bank has classified all of its investment securities as "available for sale" at December 31, 1998 and 1997.

    Loans and Reserve for Possible Loan Losses

The Bank grants agribusiness, commercial and residential loans to customers primarily in Fulton
County, Pennsylvania and adjoining counties in Pennsylvania and Maryland. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector
(approximately 16.4% of loan portfolio).

The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but generally includes equipment and real estate.

Loans are stated at the amount of unpaid principal, reduced by a reserve for loan losses and increased or decreased by net deferred loan origination fees and costs.
 Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The reserve for loan losses is established through a provision for loan losses charged to expense.
Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal is unlikely. The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.
 Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized.

Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. These amounts are amortized over the contractual life of the related loans.

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

    Assets Received in Foreclosure

Assets received in foreclosure are recorded at the lower of the outstanding principal balance of the related loans or the estimated fair value of collateral held, less costs to sell. Any adjustment required to write down the property to net realizable value is charged to the allowance for loan losses.
Costs of holding and maintaining the property and subsequent adjustments to the carrying amount of the property are charged to expense when incurred.

    Earnings per Share

Earnings per common share were computed based on:
495,000 shares of common stock outstanding in 1998, 1997 and 1996.

    Federal income taxes

    As a result of certain timing differences between financial statement and federal income tax reporting, including depreciation, loan losses, deferred compensation, and loan costs, deferred income taxes are provided in the financial statements.
Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. See
Note 9 for further details.

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

         Short-Term Borrowings.  The carrying amounts of
federal funds purchased and other short-              term
borrowings maturing within 90 days approximate their fair
values.  Fair values of other               short-term
borrowings are estimated using discounted cash flow analyses
based on the Bank's          current incremental borrowing rates
for similar types of borrowing arrangements.

         Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

         Off-Balance-Sheet Instruments.  The Bank generally
does not charge commitment fees. Fees       for standby
letters of credit and their off-balance-sheet instruments are not significant.

    Advertising

    The Bank expenses advertising costs as incurred.
Advertising expenses for the years ended
    December 31, 1998, 1997 and 1996 were $ 70,719, $
56,327 and $ 55,332, respectively.

    Comprehensive income

In 1998 the Bank adopted Statement of Financial
Accounting Standards (SFAS) No. 130 - Reporting
Comprehensive Income. Under SFAS No. 130, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.
Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

The Bank has elected to report its comprehensive income in the statement of stockholders' equity. The only element of "other comprehensive income" that the Bank has is the unrealized gain or loss on available for sale securities. The 1997 and 1996 financial statements have been reclassified to reflect these changes in reporting format.

The components of the change in net unrealized gains
(losses) on securities were as follows:



1998                1997                1996
    Gross unrealized holding gains/(losses) arising during
      the year     $ 5,278   $ 457,616 ($ 307,233)
    Reclassification adjustment for (gains)/losses realized
      in net income     (    3,671)    (       3,052)       2,044
    Net unrealized holding gains/(losses) before taxes     1,607     454,564
(
 305,189)
    Tax effect     (      546)    (   154,552)     103,764
    Net change     $ 1,061   $ 300,012 ($ 201,425)

Note 2.  Investments

    The amortized cost and fair value of investment securities
available for sale at December 31, 1998     were:

                                           Gross
  Gross

            Amortized         Unrealized          Unrealized
        Fair

                     Cost                  Gains
      Losses                Value
    Obligations of U. S. Government
      corporations and agencies   $    8,753,985 $ 20,969  $
5,574    $   8,769,380
    Obligations of states and
      political subdivisions 5,930,727 168,100   33,465    6,065,362
    Mortgage-backed securities       8,679,447      11,186   73,214  8,617,419
    FNMA and FHLMC preferred stock          4,984,344   48,625      11,469
         5,021,500
    Other stocks           132,000                   0
    0            132,000
         Totals    $ 28,480,503   $ 248,880 $ 123,722 $ 28,605,661

    The amortized cost and fair value of investment securities
available for sale at December 31, 1997     were:

                                           Gross
  Gross

             Amortized        Unrealized          Unrealized
        Fair

                  Cost                 Gains
Losses                Value
    Obligations of U. S. Government
      corporations and agencies   $   6,154,332  $     4,820    $
21,003   $   6,138,149
    Obligations of states and political
      subdivisions      5,150,532 143,125   912  5,292,745
    Mortgage-backed securities    9,728,684 23,658    26,136    9,726,206
    FNMA and FHLMC preferred stock         4,187,844              0     0
4,187,844
         Totals    $ 25,221,392    $ 171,603     $ 48,051  $ 25,344,944

The amortized cost and fair value of investment securities available for sale at December 31, 1998, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Amortized
                           Fair

                                                  Cost
                                Value

    Due in one year or less       $     500,000  $      499,845
    Due after one year through five years        9,941,813 10,026,140
    Due after five years through ten years       3,864,673      3,962,782
    Due after ten years      378,225   345,975
    Mortgage-backed securities            8,679,447     8,617,419
    FNMA and FHLMC preferred stock              4,984,345      5,021,500
    Other stocks                132,000             132,000
              $ 28,480,503   $ 28,605,661

Proceeds from sales of securities available for sale during 1998 were $ 5,375,879. Gross gains and losses on those sales were $ 17,200 and $ 13,529, respectively. Proceeds from maturities of investment securities during 1998 were $ 5,208,580, resulting in no gains or losses. Included in stockholders' equity at December 31, 1998 is $ 82,605 of unrealized holding gains on securities available for sale, net of $
42,554 in deferred taxes.

Proceeds from sales of securities available for sale during 1997 were $ 7,954,592. Gross gains and losses on those sales were $ 16,412 and $ 13,360, respectively. Proceeds from maturities of investment securities during 1997 were $ 2,843,455, resulting in no gains or losses. Included in stockholders' equity at December 31, 1997 is $ 81,544 of unrealized holding gains on securities available for sale, net of $
42,008 in deferred taxes.

The Bank is required to maintain minimum investments in certain stocks, which are recorded at cost since they are not actively traded and therefore, have no readily determinable market value. Consequently, the Bank owns the following equity securities at December
31, 1998 and 1997:

    Federal Home Loan Bank   $ 496,000
         Atlantic Central Bankers Bank 10,000
         Federal Reserve Bank         70,850
              $ 576,850

Securities with a cost basis of $ 8,750,000 (fair value of $ 8,769,380) and $ 5,500,000 (fair value of
$ 5,537,709) at December 31, 1998 and 1997,
respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.  Reserve for Loan Losses

    Activity in the reserve for loan losses is summarized as follows:


                                                     1998
                 1997                  1996

         Balance at beginning of period     $ 487,250 $ 443,659 $ 344,801
         Recoveries     22,352    69,918    43,050
         Current year provision charged to income       185,000      20,000

65,000
              Total     694,602   533,577   452,851
         Losses           113,908     46,327           9,192
         Balance at end of period $ 580,694 $ 487,250 $ 443,659
-12-

Note 4.  Premises and Equipment

    A summary of bank premises and equipment is as follows:



   Accumulated         Depreciated
                       Description
                               Cost
Depreciation               Cost



  1998
    Premises and improvements
      (including land $ 279,586)  $ 2,332,377    $    476,662   $ 1,855,715
    Equipment, furniture and fixtures  1,855,740 1,089,217 766,523
    Vehicles         56,945         12,048         44,897
         $ 4,245,062    $ 1,577,927    $ 2,667,135



   1997
    Premises and improvements
      (including land $ 269,586)  $ 2,140,074    $    453,247   $ 1,686,827
    Equipment, furniture and fixtures  1,556,497 873,505   682,992
    Vehicles         52,848         15,938         36,910
         $ 3,749,419    $ 1,342,690    $ 2,406,729

    Depreciation expense amounted to $ 284,866 in 1998, $
228,463 in 1997, and $ 169,381 in 1996.

Note 5.  Loans

    Loans consist of the following at December 31 (in thousands):


                 1998                    1997
    Real estate loans:
         Secured by farmland $  8,116  $  5,367
         Secured by 1-4 family residential  42,159    39,015
         Secured by multifamily (5 or more) residential
properties    249  0
         Secured by nonfarm nonresidential  8,391     7,934
    Loans to finance agricultural production:
         Loans to farmers    2,599     1,908
    Commercial and industrial loans    7,459     5,059
    Loans to individuals for household, family
      and other personal expenditures  10,439    9,969
    Obligations of states and political subdivisions in
the U. S.     1,343     1,521
    All other loans              39           130
               80,794   70,903
    Less:  reserve for loan losses     (        580)  (        487)
              $ 80,214  $ 70,416

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):


                   90 Days or More
      Nonaccrual

        - - - - - - - Past Due - - - - - - -             - -
- - - - - Status - - - - - - - -


         1998          1997          1996
1998          1997          1996

    Real estate mortgages    $ 405     $ 390     $ 1,038   $ 0  $ 361     $ 310
    Installment loans   37   21   3    0    0    0
    Time and demand loans          0        20           0    0
52        0
         Total     $ 442     $ 431     $ 1,041   $ 0  $ 413     $ 310

The amounts of foregone interest and recognized interest income on loans placed on nonaccrual status were:

      Foregone Interest
    Interest Income

        at December 31
        Recognized

         1998 $          0        $          0
         1997  43,582         27,746
         1996 37,278           21,030

A mortgage loan in the amount of $ 310,000 and listed on nonaccrual status at both December 31, 1997 and 1996 was restructured in early 1998. As a result, $
37,393 in foregone interest at
December 31, 1997 was realized as interest income in 1998. This loan has an outstanding balance of $
286,000 at December 31, 1998 and is on a current payment status.

Loan balances are stated net of deferred loan origination (fees) costs. These net (fees) costs amounted to the following at December 31:


   1998                         1997

              Installment    $ 12,613  $    5,988
              Time and demand     8,085     1,503
              Mortgage  (   78,268)    (  106,566)
                        ($ 57,570)     ($  99,075)

    At December 31, 1998 and 1997, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No.
114 and No. 118, amounted to approximately $ 0 and $
224,000, respectively. The average recorded investment in impaired loans amounted to approximately
$ 23,000 and $ 198,000 for 1998 and 1997,
respectively. The allowance for loan losses related to impaired loans amounted to approximately $ 0 and $
112,000 at
December 31, 1998 and 1997, respectively. Interest income on impaired loans of $ 0 and $ 16,233 was recognized for cash payments received in 1998 and 1997, respectively.

Note 6.  Loans to Related Parties

The Bank has granted loans to the officers and directors of the corporation and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.
The aggregate dollar amount of these loans was $
1,019,727 and $ 826,228 at December 31, 1998 and 1997,
respectively.  During 1998,
$ 995,310 of new loans were made and repayments totaled $ 801,811. During 1997, $ 728,798 of new loans were made and repayments totaled $ 541,836.

    Outstanding loans to Bank employees totaled $ 808,569
and $ 915,738 at   December 31, 1998 and 1997,
respectively.

Note 7.  Financial Instruments With Off-Balance-Sheet
Risk/Commitments

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

Note 7.  Financial Instruments With Off-Balance-Sheet
Risk/Commitments (Continued)

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


               Contract or


          Notional Amount


      1998                       1997
    Financial instruments whose contract amounts
      represent credit risk at December 31:
         Commitments to extend credit  $ 12,986,325   $ 8,699,691
         Standby letters of credit and financial
           guarantees written     229,500   517,461

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

During 1998 the Bank entered into an agreement and made a good faith deposit of $ 10,000 to purchase land for a new branch building. The total amount of the contract is $ 150,000.

Note 8.  Retirement Plan

The Bank maintains a 401-K profit-sharing plan covering substantially all full-time employees. The plan allows contributions of up to 15% by employees.
Additional contributions can be made at the discretion of the board of directors. The Bank contributions made to the plan were $ 52,735 for 1998, $ 53,291 for 1997 and $ 60,000 for 1996.

Note 9.  Federal Income Taxes

    The components of federal income tax expense are summarized as follows:


                                                 1998
            1997                   1996

         Current year provision   $ 455,085 $ 422,864 $ 487,363
         Deferred income taxes (benefits)   (     50,535)  (
39,851)  (     32,037)
         Income tax effect of securities transactions
 1,248          1,038   (          695)
         Applicable income taxes  $ 405,798 $ 384,051 $ 454,631

Federal income taxes were computed after reducing pretax accounting income for nontaxable interest and dividend income in the amount of $ 550,702, $ 494,737 and $ 327,184 for 1998, 1997 and 1996, respectively.

    A reconciliation of the effective income tax rate to the federal statutory rate is as follows:



       1998              1997              1996

         Applicable federal income tax rate 34.0%     34.0%     34.0%

         Reductions resulting from:
              Nontaxable investment income and other items,
               net of nondeductible expenses     (11.9)    (11.3)    (  7.0)
         Effective income tax rate     22.1%     22.7%     27.0%

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


                                                  1998
              1997                 1996

         Total deferred tax assets     $ 225,970 $ 159,363 $ 230,283
         Total deferred tax liabilities     (   181,120)   (
164,502) (   120,721)
              Net deferred tax asset (liability) $   44,850     ($    5,139)
$
109,562

The Bank has not recorded a valuation allowance for the deferred tax assets as management believes that it is more likely than not that they will be ultimately realized.

Note 10. Leases

The Bank is party to real estate leases with base monthly rental charges of $ 2,450. These charges are to be adjusted on specified dates and by agreed upon amounts or by the net change in the consumer price index. The original leases expire on January 7, 2001 and December 31, 2003, respectively. Each lease contains a provision for renewal under various terms at the Bank's option. In addition, the Bank leases certain equipment on a 54 month lease which expires in 2001. Total rental expense charged to operations for the years ended December 31, 1998, 1997 and 1996 was $
59,435, $ 60,635 and $ 45,921, respectively.

Based on the current monthly rent, future minimum
rental payments for the next five years are as
follows:
                   1999 $ 56,870
                   2000 56,870
                   2001 46,423
                   2002 35,976
                   2003      35,976
Note 11. Other Assets

    Other assets include the following at December 31:

                                                         1998
                              1997

         Net deferred tax asset   $  44,850 $            0
         Prepaid expenses    160,074   190,042
         Deposits on equipment    0    85,261
         Others                                      39,456         46,711
                   $ 244,380 $ 322,014

Note 12. Deposits

Included in interest-bearing deposits at December 31 are NOW and Money Market Account balances totaling $
18,049,411 and $ 14,349,172 for 1998 and 1997,
respectively.

Time deposits of $ 100,000 and over aggregated $
12,030,190 and $ 10,167,174 at December 31, 1998 and
1997, respectively. Interest expense on time deposits of $ 100,000 and over was $ 617,000,
$ 571,000 and $ 521,000 for 1998, 1997 and 1996,
respectively.

The amount of time deposits maturing over the next 5 years is as follows:

         1999 $ 36,572,732
         2000 5,330,195
         2001 4,629,758
         2002     4,365,662
         2003     5,401,551
              $ 56,299,898

The Bank accepts deposits of the officers and directors of the corporation and its subsidiaries on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled
$ 3,486,275 and $ 4,154,702 at December 31, 1998 and
1997, respectively.

    Overdrafts of $ 39,524 and $ 130,171 at December 31,
1998 and 1997, respectively, were      reclassified as loans for
financial reporting purposes.

Note 13. Fulton Bancshares Corporation (Parent Company
Only) Financial Information

The following are the condensed balance sheets, income statements and statements of cash flows for the parent company as of and for the periods ended December 31:

Balance Sheets
              Assets
                                             1998
          1997
    Cash           $             194   $          4,674
    Investment in the Fulton County National Bank
      & Trust Company   12,307,525     11,358,925
    Investment in Fulton County Community
      Development Corporation               38,878              43,005
    Securities available for sale         132,000                        0
              Total assets   $ 12,478,597   $ 11,406,604

              Stockholders' Equity
    Common stock, par value $ .625 per share, 4,000,000
shares
      authorized and 495,000 shares issued at December 31,
1998
      and 1997     $      309,375 $      309,375
    Additional paid-in capital    2,051,275 2,051,275
    Retained earnings      10,035,342  8,964,410
    Accumulated other comprehensive income            82,605
81,544
              Total stockholders' equity       12,478,597     11,406,604

              Total liabilities and stockholders' equity   $ 12,478,597   $
11,406,604

Note 13. Fulton Bancshares Corporation (Parent Company
Only) Financial Information (Continued)


                                                   1998
             1997                   1996

Statements of Income
Years Ended December 31

    Cash dividends from wholly-owned subsidiary  $
516,000  $    361,000   $   430,250

    Investment income   370  0    0

    Equity in undistributed income of subsidiaries    943,412   975,661   833,39
1

    Printing, supplies, amortization and
      other expenses    (        32,450)    (
32,069)  (       32,000)
              Net income     $ 1,427,332    $ 1,304,592    $ 1,231,641

Statements of Cash Flows
Years Ended December 31

    Cash flows from operating activities:
         Net income     $ 1,427,332    $ 1,304,592    $ 1,231,641
         Adjustments to reconcile net income
           to cash provided by operating activities:
              Equity in undistributed income of
                subsidiary   (      943,412)     (
975,661) (     833,391)
    Net cash provided by operating activities          483,920       328,931
    398,250

    Cash flows from investing activities:
         Investment in subsidiary 0
  0 (       50,000)
         Purchases of investment securities available
           for sale     (     132,000)
          0                  0
    Net cash (used) by investing activities (     132,000)               0

             0

    Cash flows from financing activities:
         Dividends paid (     356,400) (
346,500) (     326,700)      Net
(repayments from) advances
           to subsidiary                    0
  0            693
    Net cash provided (used) by financing activities  (
356,400) (     346,500) (     326,007)
    Net change in cash  (         4,480)    (
17,569)  22,243
    Beginning cash          4,674       22,243                 0

    Ending cash    $          194 $      4,674   $     22,243

Note 14. Compensating Balances

The corporation is required to maintain certain compensating balances with its correspondent banks to cover processing costs and service charges. Required compensating balances were $ 125,000 at December 31, 1998 and 1997.

Note 15. Regulatory Matters

Dividends paid by Fulton Bancshares Corporation are generally provided from the Fulton County National
Bank and Trust Company's dividends to it.  The Federal
Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current year earnings and the debt to equity ratio of the holding company must be below thirty percent.

Fulton County National Bank and Trust Company, as a
National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency.
Retained earnings available for the payment of dividends without approval of the Comptroller amounted to $ 2,964,040, $ 2,685,625, and
$ 2,235,877 at December 31, 1998, 1997 and 1996,
respectively.

The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. At December 31 the Bank's actual ratios and required levels were as follows:


                            - - - - Actual - - - -


       Required        1998            1997
         Leverage (total capital/total assets)   4.0% 10.3%     10.7%
         Tier 1 (Tier 1 core capital/risk weighted assets) 4.0% 15.8%     16.7%
         Total capital (total capital plus allowance for
loan losses/
           risk weighted assets)  8.0% 16.7%     17.4%

Note 16. Liabilities for Borrowed Money

At December 31, 1998 the Bank had an outstanding five year loan with Federal Home Loan Bank of Pittsburgh of $ 5,000,000. Interest is payable monthly at a fixed rate of 4.54% with the principal maturing September
24, 2003.

The Bank has established credit at Federal Home Loan
Bank (FHLB) of Pittsburgh to improve liquidity.  The
Bank may borrow up to approximately $ 40 million from FHLB under the terms of certain commitment agreements, less any borrowings outstanding. The rates and terms of the commitments are flexible and are not fixed until the funds are withdrawn, but funds may not be borrowed for more than one year. Borrowings were $ 0 and $ 3,470,000 at December 31, 1998 and 1997, respectively. The variable interest rate was 4.96% at December 31, 1998. Collateral for the borrowings consists of certain investments and mortgages approximating $ 40 million at
December 31, 1998.

Note 17. Fair Value of Financial Instruments

The estimated fair values of the corporation's financial instruments under Statement on Financial
Accounting Standards (SFAS) No. 107, Disclosure About
Fair Value of Financial Instruments were as follows at December 31, 1998 and 1997:

                            Carrying Amount
         Fair Value

                                                         (000
Omitted)

                             1998              1997
              1998            1997
    FINANCIAL ASSETS
         Cash and due from banks  $  3,301  $  2,745  $  3,301  $  2,745
         Securities available for sale 28,606    25,345    28,606    25,345
         Other bank stock    577  577  577  577
         Loans receivable (net)   80,214    70,416    80,844    71,121
         Accrued interest receivable   733  670  733  670

    FINANCIAL LIABILITIES
         Time certificates   56,300    54,296    56,978    54,386
         Other deposits 43,041    35,925    43,041    35,925
         Accrued interest payable 392  380  392  380
         Other borrowed funds     5,000     3,470     4,987     3,470
         Federal funds purchased  2,100     0    2,100     0

Note 18. Deferred Compensation and Other Benefit Programs

    The Bank has adopted several benefit programs, some of which result in the deferral of payments for services rendered:

    (1)  The Supplemental Executive Retirement Plan - This
Plan is funded by single premium life            insurance
on the CEO and certain other Bank executives, with the Bank
as beneficiary.              Actual payments to the
executives will not begin until their retirement.

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

    (4)  The Officer Supplemental Life Insurance Plan
provides for officer life insurance coverage of
    generally double their current salary level, and is
also funded by single premium life                    insurance.

    As a result of these plans, the following items are recognized in the financial statements:


                                              1998
          1997                      1996
    Asset

    Cash surrender value of life insurance  $ 3,165,957    $
3,020,255     N/A

    Liabilities

    Supplemental executive retirement plan  173,093   111,366   N/A
    Deferred directors fees liability  98,308    71,444    N/A

    Income

    Earnings on cash surrender value of life insurance     175,184   153,602
112,733

    Expenses

    Life insurance expense   29,482    23,635    31,990
    Supplemental executive retirement expense    61,727    58,698    42,609
    Deferred directors fees  27,707    37,424    34,020
    Director emeritus fees   17,000    16,000    9,000

Note 19. Subsequent Events

On February 2, 1999 the Bank entered into an agreement for the construction of a new branch building in Orbisonia, Pennsylvania. The total estimated cost of the construction is $ 225,840. The Bank plans to close its Shade Gap branch (except for the ATM facility) when the new Orbisonia branch opens.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

SELECTED FIVE-YEAR FINANCIAL DATA




             1998                1997              1996
           1995              1994
Income (000 omitted)

    Interest income               $ 8,192   $ 7,898   $ 7,513   $ 7,298   $
6,417
    Interest expense                   4,151     4,036     3,725     3,732
3,269

    Provision for loan losses               185         20
 65       62         48
    Net interest income after
      provision for loan losses        3,856     3,842     3,723     3,504
3,100

    Securities gains (losses)               4    3    (          2)  5     2

    Other operating income             718  470  391  276  242
    Other operating expenses              2,745     2,626     2,425     2,304

 2,236

    Income before income taxes         1,833     1,689     1,687     1,481
1,108

    Applicable income tax                    406      384
455      422        319
         Net income               $ 1,427   $ 1,305   $ 1,232   $ 1,059   $
789


Per share amounts are based on following weighted averages:

             1998 - 495,000         1996 - 495,000
      1994 - 440,000
             1997 - 495,000         1995 - 480,476

    Income before income taxes    $  3.70   $   3.41  $   3.41  $  3.08
$   2.52
    Applicable income taxes            .82  .77  .92  .88  .73
         Net income                    2.88 2.64 2.49 2.20 1.79
    Cash dividend paid                            .72 .70  .66  .55  .48
    Book value                                   25.21     23.04     20.50
19.0
8   14.12

Year-End Balance Sheet Figures (000 omitted)

    Total assets                  $ 119,649 $ 105,770 $
102,355  $  96,449 $  90,890
    Net loans                           80,214   70,416    63,791    59,871
60,3
21
    Total investment securities        29,183    25,922    28,474    29,365
24,0
60
    Deposits-noninterest bearing        11,553   8,159     10,000    7,959
7,266
    Deposits-interest bearing          87,788     82,062   81,632    78,399
76,7
28
    Total deposits                      99,341   90,221    91,632    86,358
83,994
         Liabilities for borrowed money         7,100 3,470     0    0      220
         Total stockholders' equity         12,479     11,407   10,149    9,445
  6,214

Ratios

    Average equity/average assets      10.60      10.29    9.80 9.29  7.23
    Return on average equity           11.95     11.98     12.49     12.13
12.08

    Return on average assets           1.27 1.23 1.23 1.13  .87

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CHANGES IN INCOME AND EXPENSE - 1998 AND 1997

    The schedule below reflects comparative changes in income and expense included in the Consolidated Statements of Income for 1998 and 1997 together with changes in asset and liability volumes associated with these income and expense items.




1998 Compared to 1997                             1997
Compared to 1996
                                              Average
Volumes         Income/Expense      Average Volumes
Income/Expense
($ 000 omitted)                         $                %
                $             %                $
   %             $         %

Loans         7,439     10.9 604  9.9  5,641     9.0  422  7.4
Investment securities        ( 2,596)  (     8.9)     ( 315)    (17.6)    (
970)     (  3.3)
    (  39)    (   2.2)
Other investments                 88   34.5      5    35.7 (
175)     (40.7)       2 5.6
    Total                    4,931     5.1   294 3.7   4,496    4.9  385  5.1

Interest/borrowed funds           2,312     109.4     117  97.5 918  76.8 54
82.
4
Interest bearing demand
 deposits          1,252     8.1  43   10.4 (
230)     (  1.5)   0    0.0
Savings deposits             (   200)  (    1.5) (   11)   (  3.0)   (    762)
(
  5.2)
    (  32)    (  8.0)
Time deposits                   883    1.6  (   34)   (  1.1)    4,156    8.4
28
9   10.1
    Total                    4,247     5.0   115 2.9  4,082     5.0  311  8.4

Net interest income               179  4.6            74   2.0
Provision for loan losses                             165  825.0
(
45) (69.2)
Net interest income after
  provision for loan losses                                  14 0.4
119 3
 .2

Security transactions                                      1    33.3
5   249
 .3
Other operating income                                248  52.8             79
2
0.2
Income before operating expense             263  6.1            203  4.9
Salaries & employee benefits                               64   5.4
49  4.
3
Occupancy & equipment expense                    104  22.4           47   11.2
FDIC insurance premiums                               (    1)   (  9.1)
    10   1
,000.0
Other operating expenses                                        (  48)    (
4.9)
                95 10.8
    Total operating expenses                     119  4.5            201  8.3

Income before income taxes                       144  8.5            2    .1
Applicable income taxes                                 22 5.7            (
71) (15.6)
    Net income                                   122  9.4             73  5.9

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA

    The unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 are as follows:




         1998
                1997
($ 000 omitted                                    Quarter
Ended                                          Quarter
Ended
 except per share)             Mar. 31  June 30     Sept.
30    Dec. 31       Mar. 31   June 30   Sept. 30  Dec. 31

Interest income              $ 2,017   $ 2,016   $ 2,104   $ 2,055   $ 1,939
$
1,980    $ 1,978
    $ 2,001
Interest expense                1,022     1,020     1,039
1,070         969    1,029     1,017     1,021
    Net interest income   995     996  1,065     985  970  951  961  980
Provision for loan losses           35      150           0
  0       15          5        0          0
    Net interest income
      after provision for
      loan losses  960  846  1,065     985  955  946  961  980
Securities gains (losses)    4    0    0    0    0    0    1    2
Other income  145  297  116  160  106  125  116  123
Other expenses                   676        731       709       629       613

  670        625        718
    Operating income
      before income taxes    433  412  472  516  448  401  453  387
Applicable income taxes             84       96       120       106       116

    85         96            87
    Net income               $   349   $  316    $   352   $   410   $   332
$
 316
    $   357   $   300



Net income applicable
  to common stock
Per share data:
    Net income     $  .71    $  .64    $  .71    $  .82    $  .67    $  .64
$
 .72 $   .61

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES



  ($ 000 omitted)
     1998             1997                    1996
     1995                1994

LOANS
    Lines of credit     $    3,332     $     3,290    $  3,492  $    3,556
$
3,606
    Tax free  1,281     2,201     2,458     3,027     1,930
    Commercial     14,203    13,966    12,702    10,356    10,533
    Mortgage  40,916    35,415    32,833    33,430    34,458
    Consumer                     15,878          13,299      11,045     10,642
  10,535
         Total loans                  75,610          68,171      62,530
61,011      61,062

INVESTMENT SECURITIES
    U.S. Government     0    0    254  404    564
    U.S. Government agencies      5,863     6,931     6,984     5,361     4,743
    State & municipal   5,793     5,090     3,040     1,586       906
    Mortgage-backed securities    9,324     13,861    18,730    19,777    17,744
    FNMA & FHLMC preferred stock  4,746     2,443     124  0    0
    Other               577           392          555              468
 407
         Total investment securities        26,303        28,717        29,687
   27,596
  24,364

OTHER SHORT-TERM INVESTMENTS
    Federal funds sold            343           255         430
661
        536

TOTAL EARNING ASSETS                      102,256          97,143      92,647
       89,268    85,962

TOTAL ASSETS                           $ 111,002 $ 105,864 $ 99,844  $ 93,959
    $ 90,315

Percent increase   4.9% 6.0%      6.3%      4.0% (1.1)%

DEPOSITS
    Interest-bearing demand  $   16,779     $  15,528 $ 15,758  $ 14,871  $
14,876
    Savings   13,616    13,816    14,578    14,663    16,641
    Time      54,621       53,738   49,582     47,502    43,919
         Total interest-bearing deposits         85,016       83,082   79,918

 77,036
       75,436

OTHER BORROWINGS
    Federal funds purchased  622  276  908  524  408
    Liabilities for borrowed money           3,804         1,838            288
        185
            200

TOTAL INTEREST-BEARING
  LIABILITIES         89,442    85,196   81,114     77,745    76,044

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                        1998               1997
1996              1995              1994

AVERAGE RATES EARNED

                          %                   %
  %                   %                  %

Loans
    Commercial     9.23 9.11 9.31      9.95 8.90
    Mortgage  8.61 8.67 8.64 8.99 7.94
    Consumer       8.77 8.89 9.58 10.09     10.14
    Tax free  5.82 5.62 5.91 6.05 6.73
    Lines of credit                    8.81 9.19  9.13      9.84      8.63
         Total     8.72 8.73 9.09  9.22      8.45


Investment Securities
    U.S. Government     0.00 0.00 6.40 6.40 6.11
    U.S. Government agencies 5.95 6.17 6.09 5.86 5.35
    State & municipal                       4.93 5.00 5.02 5.08 5.34
    Mortgage-backed securities    5.50 6.46 6.50 5.94 4.87
    Other     5.99 7.27 6.32   6.54      6.17
         Total     5.57 6.22 6.08   5.89      5.03

Other Short-Term Investments
    Federal funds sold  5.49 5.51 5.30  5.85      4.02

Total earning assets    7.90 8.13 8.11  8.15      7.44

AVERAGE RATES PAID
    Time & savings deposits  4.60 4.71 4.59 4.77 4.29
    Federal funds purchased       5.57 5.61 5.61 6.09 3.93
    Liabilities for borrowed money     5.32 5.68 5.55  6.36      3.74

Total interest-bearing liabilities     4.64 4.74 4.59  4.78      4.29

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.

    OPERATING RESULTS

    Net income was $ 1,427,000 for 1998, compared to $ 1,305,000 for 1997, representing an increase of $ 122,000, or 9.4%. Net income on an adjusted per share basis for 1998 was $ 2.88, up $ .24 from the $ 2.64 per share realized during 1997.

    Interest income for 1998 was $ 8,192,000, up $
294,000, or 3.7% more than 1997. The increase was due primarily to higher average balances of loans, which typically produce higher yields than investments, compared to 1997.

    Average earning assets increased 5.1% and 4.9% in 1998 and 1997, respectively. Average loan demand, which typically produces higher yields than investments, increased 10.9% in 1998. Net loans at December 31, 1998 stood at $ 80,214,000 compared with $ 70,416,000 as of December 31, 1997, an increase of 13.9%. Average investment securities decreased 8.9% in 1998, with the decrease concentrated in mortgage-backed securities.

    Total interest expense was $ 4,151,000 for 1998, an increase of $ 115,000, or 2.9% from the $ 4,036,000 for 1997. Average time deposits, which pay higher yields, increased 1.6% in 1998. Interest-bearing deposits stood at $ 87,788,000 at December 31, 1998 compared with $ 82,063,000 as of December 31, 1997, an increase of 7.0%. Average interest-bearing demand deposits increased 8.1% while other savings deposits decreased 1.5%. Average borrowed funds increased 109.4%.

    Management continues to competitively price its interest-bearing deposits to maintain a favorable net interest margin.

    Net interest income is the difference between total interest income and total interest expense. Interest income is generated through earning assets which include loans, deposits with other banks, and investments. Interest income is dependent on many factors including the volume of earning assets, the level of interest rates and the changes in interest rates, and volumes of nonperforming loans. The cost of funds varies with the volume of funds necessary to support earning assets, the rates paid to maintain deposits, rates paid on borrowed funds, and the level of interest-free deposits.

    Net interest income for 1998 totaled $ 4,041,000, up 4.6% from 1997. Management continuously monitors liquidity and interest rate risk through its Asset-Liability Committee reporting and reprices products to maintain a desired net interest margin.

    Other income represents service charges on deposit accounts, commissions on loan insurance, fees for travelers' checks and other services, safe deposit box rents, fees for trust services, securities gains (losses), gains (losses) on sales of other real estate owned, and earnings on cash surrender value of directors and officers life insurance.

    Other income increased $ 248,000 from 1997 to 1998.
The increase in 1998 resulted primarily from a $ 178,000 gain on sale of other real estate owned, a $ 34,000 increase in trust department income and $ 30,000 increase in other service charges and fees.

    The noninterest expenses are classified into four main categories: salaries, fees and employee benefits; occupancy expenses and furniture and equipment expenses that include depreciation, maintenance, utilities, taxes, insurance and rents; FDIC insurance premiums; and other operating expenses that include all other expenses incurred in daily operations.

    Employee related expenses increased 5.4% and 4.3% for 1998 and 1997, respectively, primarily due to salary and related benefit increases. Occupancy and furniture and equipment expenses increased 22.4% and 11.2% in 1998 and 1997, respectively. These increases were due primarily to the additional depreciation expense associated with the construction of a new express drive-thru facility, expansion of automatic teller machine network, and upgrade of the local area network during 1998. Other operating expenses decreased 4.9% from 1997.

    Applicable income taxes changed between 1996, 1997 and 1998 because of changes in pretax accounting income and taxable income. The effective income tax rate for 1998 was 22.1% compared with 22.7% and 27.0% for 1997 and 1996, respectively. The decrease in the effective income tax rate for 1998 and 1997 was due primarily to an increase in tax-exempt interest on obligations of state and political subdivisions, the dividends received deduction for FNMA and FHLMC preferred stock, and the nontaxable income related to the increase in the cash surrender value of directors and officers life insurance.

    FINANCIAL CONDITION

    Total assets at December 31, 1998 were $ 119,649,000, a 13.1% increase over December 31, 1997. Net loans at December 31, 1998 totaled $ 80,214,000, an increase of $
9,798,000 over the $ 70,416,000 at December 31, 1997.

    The provision for loan losses was $ 185,000 in 1998 compared to $ 20,000 in 1997. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. The bank's history of net charge-offs has traditionally been better than peer group performance with an average rate of less than .10% of average loans outstanding over the past five years. Though this trend is expected to continue, management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

    Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

               90 Days or More

                      Past Due
          Nonaccrual Status

            1998                   1997
           1998             1997

    Real estate mortgages    $ 405     $ 390     $ 0  $ 361
    Installment loans   37   21    0   0
    Demand and time loans              0         20      0     52
         Total     $ 442     $ 431     $ 0  $ 413

    A mortgage loan in the amount of $ 310,000 and listed on nonaccrual status at both December 31, 1997 and 1996 was restructured in early 1998. As a result, $ 37,393 in foregone interest at December 31, 1997 was realized as interest income in 1998. This loan has an outstanding balance of $ 286,000 at December 31, 1998 and is on a current payment status.

    Total deposits increased to $ 99,341,000 at December
31, 1998 compared with $ 90,221,000 at December 31, 1997.
Noninterest bearing deposits increased 41.6% while interest-bearing deposits increased 7.0%.

    Stockholders' equity reached $ 12,479,000 at December 31, 1998 for a 9.4% increase over the prior year. The increase in stockholders' equity was due to net income for the year. Total stockholders' equity represented 10.4% and 10.8% of total assets at the end of 1998 and 1997, respectively. Cash dividends paid in 1998 were $ 356,000, up $ 9,000 over 1997. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

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

                                                          Due
             Due               Due                 Due
         Due
                                                          0-
30            31-90            91-180           181-360
      After
    (000 omitted)                              Days
  Days              Days               Days              1
Year          Total

Rate Sensitive Assets
    Investment securities    $   2,222 $      325     $   4,592 $   5,928 $
15,414
    $   28,481
    Real estate, commercial
     and consumer loans      6,253        11,635   14,333     12,352
36,222        80,795
              $   8,475 $ 11,960  $ 18,925  $ 18,280  $ 51,636  $ 109,276

Rate Sensitive Liabilities
    Short-term borrowings    $   2,100 $        0     $        0     $
 0  $        0     $  2,100
    Long-term borrowings     0    0    5,000     0    0    5,000
    Certificates of deposit
     over $ 100,000        1,919       1,051        3,409       2,527
3,124      12,030
    Other certificates
     of deposit    8,223     4,627     10,190    3,754     17,476    44,270
    Money market deposit
     accounts   874     1,748     2,622     3,496     0    8,740
    Other interest-bearing
     deposits           1,137         2,275     3,412    15,924
    0       22,748
                   $ 14,253  $  9,701  $ 24,633  $ 25,701  $ 20,600  $ 94,888

    Cumulative GAP ($   5,778)    ($  3,519)     ($  9,227)     ($ 16,648)
$
14,388

    Loan rates have generally decreased over the past twelve months. Based on current economic indicators and predictions, management anticipates that interest rates will remain relatively stable during 1999. As a result, management has assessed probabilities to each time period and proportionately included variable rate loans in rate sensitive assets of one year or less.
-28-

    LIQUIDITY (CONTINUED)

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

    CAPITAL FUNDS

    Internal capital generation has been the primary method utilized by Fulton Bancshares Corporation to increase its capital stock. Stockholders' equity exceeded $ 12 million at December 31, 1998. Regulatory authorities have established capital guidelines in the form of the "leverage" and "risk-based capital" ratios. The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks.
 A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimums at December 31 is as follows:

                Fulton Bancshares Corporation    Regulatory
Minimum

                    1998                              1997
            Requirements

    Leverage ratio                     10.3%     10.7%
    4%

    Risk-based capital ratio
         Tier I (core capital)         15.8%     16.7%
    4%
         Combined Tier I and Tier II
           (core capital plus allowance
           for loan losses)                      16.7%     17.4%
    8%

    Fulton Bancshares Corporation has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines and industry averages. Certain ratios are useful in measuring the ability of a company to generate capital internally.

    The following chart indicates the growth in equity capital for the past three years.


                                        1998
      1997                         1996
    Equity capital at December 31
      ($ 000 omitted)                            $ 12,479  $ 11,407  $ 10,148
    Equity capital as a percent of assets
      at December 31                              10.43%   10.78%    9.91%
    Return on average assets                     1.27%     1.23%     1.23%
    Return on average equity                     11.95%    11.98%    12.49%
    Cash dividend payout ratio                   24.97%    26.56%    26.51%

    MARKET RISK MANAGEMENT

    The Bank has risk management policies to monitor and limit exposure to market risk, and works diligently to take advantage of profit opportunities available in interest rate movements.

    Management continuously monitors liquidity and interest rate risk through its ALCO reporting, and reprices products in order to maintain desired net interest margins. Management expects to continue to direct its marketing efforts toward attracting more low cost retail deposits while competitively pricing its time deposits in order to maintain favorable interest spreads, while minimizing structural interest rate risk.





-29-

    MARKET RISK MANAGEMENT (CONTINUED)

    The following table sets forth the projected maturities and average rates for all rate sensitive assets and liabilities based on the following assumptions. All fixed and variable rate loans were based on original maturities since the bank has not experienced, and does not expect, a significant rewriting of loans. Investments are based on maturity date except certain long-term agencies, which are classified by call date. The bank has historically experienced very little deposit runoff and has generally had net gains in deposits over the years. Based on this experience, it was estimated that maximum runoff of noninterest-bearing checking would be 10%, maximum runoff of NOW checking and other savings would be 25%, and maximum runoff of money market deposits would be 33%. It was estimated that maximum runoff of time deposits would be 25% and these deposits are classified by original maturity date.

                                           - - - - - - - - -
Principal/Notional Amount Maturing In - - - - - - - - -
(In millions)

                                                  Fair
Rate sensitive assets             1999           2000
   2001        2002           2003       Thereafter   Total
          Value

Fixed rate loans   $  5,146  $ 4,659   $ 3,869   $ 2,965   $ 2,026   $ 21,072
$
39,737
    $ 40,367
Average interest rates  9.05%     9.01%     8.92%     8.75%     8.44%     8.31%
8.53%

Variable rate loans     16,297    812  840  841  865  21,403    41,058    41,058
Average interest rates  1.89%     7.98%     7.98%     7.98%     7.98%     8.03%
7.97%

Fixed rate securities   500  1,250     847  0    6,178     11,855    20,630
20,8
12
Average interest rates  5.12%     5.77%     5.49%     0.0% 6.08%     5.54%
5.70%

Variable rate securities     2,830     1,251     943  707  531  1,589     7,851
7,794
Average interest rates  6.10%     6.10%     6.10%     6.10%     6.10%     6.10%
6.10%


Rate sensitive liabilities

Noninterest-bearing
  checking         1,154     1,039     935  841  757  6,827     11,553    11,553
Average interest rates  N/A  N/A  N/A  N/A  N/A  N/A  N/A

Savings and interest-
 bearing checking  8,570     6,196     4,493     3,266     2,379     6,584
31,48
8   31,488
Average interest rates  2.52%     2.52%     2.52%     2.52%     2.52%     2.52%
2.52%

Time deposits 8,925     8,027     7,177     6,475     6,424     19,272    56,300
    56,978
Average interest rates  5.35%     5.49%     5.53%     5.64%     5.63%     5.63%
5.56%

Variable rate borrowings     7,100                              7,100     7,087
Average interest rates  4.70%                              4.70%

    Year 2000 Disclosure

    The Year 2000 issue is the result of many software programs and computer chips that store calendar dates as 2-digit rather than 4-digit numbers. For example, these computer programs record the year 1999 as "99". If left uncorrected, these computer programs could fail or create erroneous results by or at the Year 2000.

    The Bank has undertaken a comprehensive program to address the Year 2000 issue. The program includes the following phases: awareness, assessment, renovation, validation, implementation and contingency planning for critical systems.

-30-

    Year 2000 Disclosure (Continued)

    The Bank's objective is to become Year 2000 ready with all critical systems by March 31, 1999, allowing substantial time for further testing, verification and conversion of less critical systems. The Bank is also requesting assurances from its significant vendors and customers that they are addressing the Year 2000 issue to ensure no major disruptions to the Bank's operations. The Bank's service center (FiServ) has been updating its system and expects to be compliant in 1999.

    The total cost of the Year 2000 project to date has not been material. The Bank does not expect that future costs of modifications will have a material adverse effect on the Bank's financial position or results of operations. The Bank believes that the most likely worst case Year 2000 scenario would result from vendors or other third parties failure to achieve Year 2000 readiness. Depending on the number of third parties, their identity and the nature of the noncompliance, the Year 2000 issue could have a material adverse effect on the Bank's financial position or results of operations. However, the Bank is developing contingency plans that should be complete by March 31, 1999 should any problems occur in any of the critical assessment areas. Accordingly, the Bank does not expect the Year 2000 issue to result in any material adverse effect on the Bank's financial position or results of operations.

    Significant Events

    Effective January 4, 1999, trust and estate services previously provided by the Fulton County National Bank & Trust Company (Bank) are now serviced by Sentry Trust Company (Sentry) acting as agent for the Bank's trust assets. Pursuant to a service agreement entered into by the Bank and Sentry, Sentry has opened a branch office in the Penn's Village Shopping Center in McConnellsburg, PA.

    Sentry was formed in 1997 by local business people and bankers in Franklin County, PA and is an independent, nondepository trust company chartered by the Pennsylvania Department of Banking. To date, Sentry manages approximately $ 91 million in assets and its staff of professionals have an average of 15 years of experience.

    It is the Bank's goal to continue to provide quality trust services to its customers and to offer, through Sentry, additional services such as investment management, estate planning, cash management, employee benefit planning, financial and business planning, discount brokerage, and tax planning. The Bank will refer customers to Sentry as a full service provider. Sentry will have the full authority to act as agent for the Bank with respect to investment management, personal trust administration, estate planning, estate settlement services, cash management, qualified retirement plans, and financial planning. The authority to act as agent for the Bank shall extend only to those matters that have been vested in the Bank by reason of a trust, plan or other document appointing the Bank as a fiduciary to the individual, entity or plan.

    The Bank and Sentry believe this trust services arrangement will expand services and benefit the customers of the Bank. The Bank looks forward to working together with Sentry to serve the people of Fulton and Huntingdon counties.
 The Bank does not anticipate a significant impact to future net income as a result of this change.

    Future Impact of Recently Issued Accounting Standards

    In June 1998 the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard
(SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivatives and hedging activities. In October 1998 the FASB issued SFAS No. 134 - "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires entities that are engaged in mortgage banking activities to classify mortgage-backed securities as trading securities following the securitization of mortgage loans held for sale. Fulton Bancshares Corporation has no derivative instruments and does not engage in hedging activities. The Bank has no loans held for sale nor do they engage in securitization of loans. Therefore, management does not expect that either of the aforementioned statements will impact future results of operations.
-31-

    STOCK MARKET ANALYSIS AND DIVIDENDS

    The corporation's common stock is traded inactively in the over-the-counter market. As of December 31, 1998 the approximate number of shareholders of record was 490.


                      Market             Cash
     Market           Cash

                        Price            Dividend
       Price          Dividend

                                     1998
                           1997
    First Quarter            $ 45.00   $ .165    $ 35.00   $  .16
    Second Quarter           50.00     .165 35.00     .16
    Third Quarter            55.00     .19  40.00     .185
    Fourth Quarter           55.00     .20  45.00     .195












































-32-






















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

                                                Exhibit 23.1

INDEPENDENT AUDITOR'S CONSENT


Board of Directors and Shareholders
Fulton Bancshares Corporation


    We consent to the incorporation by reference in registration statements (Form SB-2 No. 33-85626) of Fulton
Bancshares Corporation of our report dated February 10, 1999, appearing in this annual report on Form 10-K of Fulton
Bancshares Corporation for the year ended December 31, 1998.





SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 23, 1999