Form 10-Q
period 1999-03-31
FULTON BANCSHARES CORP
filed 1999-05-14
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999
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

          Class                       Outstanding at April 29, 1999
(Common stock, .625 par value)                   495,000
















Page 1 of 14 pages









FULTON BANCSHARES CORPORATION

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - March 31, 1999
      and December 31, 1998  3
    Condensed consolidated statements of income - three months
      ended March 31, 1999 and 1998    4
    Condensed consolidated statements of comprehensive income -
      three months ended March 31, 1999 and 1998 5
    Condensed consolidated statements of cash flows - three
      months ended March 31, 1999 and 1998  6
    Notes to condensed consolidated financial statements   7 and 8

    Management's discussion and analysis of financial
      condition and results of operations   9 - 13

PART II - OTHER INFORMATION  14

    Signatures     15





















Page 2 of 14 page























PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                             March 31,     December 31,
                                              1999             1998  *
    ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks $   2,757 $   3,301
Available-for-sale securities     25,289    28,606
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market   770  577
Loans, net of allowance for loan losses     83,706    80,214
Bank building, equipment, furniture &
 fixtures, net     2,890     2,667
Other real estate owned 140  140
Accrued interest/dividends receivable  793  733
Cash surrender value of life insurance 2,930     3,166
Other assets        241       245
         Total assets   $ 119,516 $ 119,649

LIABILITIES
Deposits:
         Noninterest-bearing deposits  $   9,965 $  11,553
         Interest-bearing deposits:
              Savings deposits    29,542    31,488
              Time deposits     56,758    56,300
                   Total deposits 96,265    99,341
Accrued interest payable     431  392
Federal funds borrowed  0    2,100
Other borrowed money    9,750     5,000
Other liabilities        378       337
              Total liabilities     106,824   107,170

STOCKHOLDERS' EQUITY
    Capital stock, common, par value - $ 0.625;
     4,000,000 shares authorized; 495,000
     shares issued and outstanding, at March 31,
     1999 and December 31, 1998   309  309
    Surplus        2,051     2,051
    Retained earnings   10,323    10,036
    Net unrealized gains/(losses) available-
     for-sale securities             9        83
              Total stockholders' equity       12,692    12,479

              Total liabilities and
               stockholders' equity    $ 119,516 $ 119,649

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 14 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)
                                                  1999         1998
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   1,752 $   1,666
    Interest & dividends on investment
     securities:
         U.S. Government securities    227  210
         Obligations of state & political
          subdivisions  75   68
    Interest on federal funds sold     0    2
    Other interest & dividend income          83        71
              Total interest & dividend income       2,137     2,017
Interest Expense
    Interest on deposits     931  957
    Interest on federal funds purchased      3   14
    Interest on other borrowed money         113        51
              Total interest expense       1,047     1,022

              Net interest income before
               provision for loan losses    1,090     995
Provision for loan losses           85        35

Net interest income after provision
 for loan losses       1,005       960

Other Income
    Service charges on deposit accounts     36   39
    Other fee income    35   52
    Other noninterest income 132  54
    Securities gains (losses)             2         4
              Total other income        205       149
Other Expense
    Salaries and employee benefits     337  298
    Fixed asset expenses (including
     depreciation) 150  133
    FDIC insurance premiums  3              3
    Other noninterest expenses          267       242
              Total other expenses           757       676

              Net income before income taxes     453  433
Applicable income taxes        81        84
              Net income     $     372 $     349
Weighted average number of shares
 outstanding  495,000   495,000

Net income per share    $     .75 $     .71
Cash dividends declared per share .17  .165

The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 14 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)
                                                   1999         1998
                                                      (000 Omitted)
Net income         $ 372     $ 349

Unrealized (loss) on investments available for
  sale, net of tax (   74)   (   47)

Comprehensive income    $ 298     $ 302








































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 14 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1999 and 1998
(UNAUDITED)
                                                   1999        1998
                                                   (000 Omitted)
Cash flows from operating activities:
    Net income     $   372   $   349
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization 71   64
         Provision for loan losses     85   35
         Other - Net    (      64)         47
Net cash provided by operating activities        464     495

Cash flows from investing activities:
    Purchase of investment securities -
     Available-for-sale (     690)     (  4,555)
    Purchase FNMA/FHLMC Preferred Stock     0    (    499)
    Purchase of Federal Home Loan Bank Stock     (     193)     0
    Sales of available-for-sale securities  1,843     5,176
    Maturities of available-for-sale securities  2,053     851
    Net (increase) in loans      (   3,577) (  2,697)
    Proceeds of director's life insurance   360  0
    Purchases of & deposits on bank premises
     and equipment - net     (     294)     (    111)
Net cash (used) by investing activities     (     498)     (  1,835)

Cash flows from financing activities:
    Net increase (decrease) in deposits     (   3,076)       191
    Dividends paid (      84)     (     81)
    Net increase (decrease)in federal funds
      borrowed     (   2,100)       1,295
    Net increase (decrease) in other
      borrowed money              4,750       (    470)
Net cash provided (used) by financing
 activities   (     510)        935

Net (decrease) in cash and cash equivalents    (     544)    (    405)

Cash and cash equivalents, beginning balance       3,301     2,744

Cash and cash equivalents, ending balance   $ 2,757   $ 2,339

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest  $   892   $   893
         Income taxes   0    0

Supplemental schedule of noncash investing
 and financing activities:
    Change in net unrealized gain on investments
     available for sale (net of deferred taxes)  (      74)     (     47)

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 14 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1999
(UNAUDITED)

Note 1.  Basis of Presentation

The financial information presented at and for the three months ended March 31, 1999 and 1998 is unaudited. Information presented at December 31, 1998 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 6.  Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 495,000 shares for the quarters ended March 31, 1999 and 1998.

Note 7.  Investment Securities

The carrying amounts of investment securities and their approximate fair values at March 31, 1999 were as follows:

                              Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

         Debt securities available for sale:

         FNMA/FHLMC non-
          cumulative
          preferred
          stocks   $  4,984,344   $  15,541 ($  21,194)    $  4,978,691
         State & municipal
          securities    6,126,859 150,972   (   66,715)    6,211,116
         U.S. Government
          agencies 8,253,252 1,259     (   25,271)    8,229,240
    Mortgage-backed
     securities      5,779,727        5,558 (   47,131)       5,738,154
         Equity
          securities         132,000           0         0      132,000
              $ 25,276,182   $ 173,330 ($ 160,311)    $ 25,289,201

    There were no securities categorized "Held-to-maturity" or "Trading" at March 31, 1999.

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

Consequently, a "Statement of Comprehensive Income" has been included in this filing.
Page 8 of 14 pages

FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

    Net after tax income for the first quarter of 1999 was $ 372,000 compared to $ 349,000 for the same period in 1998, representing an increase of $ 23,000, or 6.6%. Net income on an adjusted per share basis for the first three months of 1999 was $ .75, an increase of $ .04 from the $ .71 per share realized during the quarter ended March 31, 1998.

INTEREST INCOME

    Interest income for the first quarter of 1999 was $ 2,137,000 compared with $ 2,017,000 as of March 31, 1998, for an increase of $ 120,000, or 5.9%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 1999 compared with the same period in 1998. Management expects average rates earned for the rest of 1999 to be comparable to the previous year since interest rates have remained relatively stable and inflation appears to be under control.

INTEREST EXPENSE

    Interest expense for the quarter ended March 31, 1999 was $ 1,047,000, an increase of $ 25,000, or 2.4% over the $ 1,022,000 incurred for the same period in 1998. The increase was due primarily to higher average balances of borrowed monies, which were used to fund loan growth, in 1999 compared with the same period in 1998.
Management expects interest expense to be higher for the rest of 1999 because borrowed monies or more costly time deposits most likely will be used to fund the loan growth.

NET INTEREST MARGIN

    The net interest margin for the first quarter of 1999 was 4.01% compared to 4.09% for the first quarter of 1998. Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

    Noninterest income for the first three months of 1999 and the same period in 1998 was $ 205,000 and $ 149,000, respectively.
Service charges on deposit accounts decreased $ 3,000, or 7.7% over the same period in 1998. Other fee income decreased $ 17,000, or 32.7%, primarily because of a $ 21,000 decrease in fiduciary fees, since effective January 4, 1999, the Bank's trust department was serviced by an agent. Other noninterest income increased $ 78,000, or 144.4%, primarily due to director life insurance benefit income of $ 91,000.
Page 9 of 14 pages

NONINTEREST EXPENSES

    Noninterest expenses for the first quarter of 1999 were $ 757,000, an increase of $ 81,000, or 12.0%, from the $ 676,000 reported for the same period of 1998. Salaries and employee-related expenses were up 13.1% over the first quarter of 1998 due to additions to the full-time staff and merit pay increases. Fixed asset expenses were up 12.8% primarily due to increased equipment and building maintenance costs and depreciation. Other noninterest expenses increased 10.3% compared with the first three months of 1998 primarily due to increases in advertising and promotion expenses, printing and supplies expense and other overhead expenses.

INCOME TAXES

    The income tax provision for the first quarter of 1999 was $ 81,000 compared to $ 84,000 for the same period in 1998.

PROVISION FOR LOAN LOSSES

    An $ 85,000 provision for loan losses was made for the first three months of 1999 compared with a $ 35,000 provision for the same period in 1998. The provisions were based on management's evaluation of the reserve for possible loan losses at March 31, 1999 and 1998.

    A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)

                               March 31, 1999        March 31, 1998
Allowance for loan losses
    Beginning of period $ 580     $ 487

    Loans charged-off during the period:
         Real estate loans   0    0
         Installment loans   9    0
         Commercial and all other loans        10         1
         Total charge-offs          19     1

    Recoveries of loans previously
     charged-off:
         Real estate loans   0    0
         Installment loans   1    3
         Commercial and all other
        loans         7    7
         Total recoveries        8       10
Net loans charged-off (recovered) 11   (    9)
Provision for loan losses charged to
 operations      85        35
Allowance for loan losses - end of
 period  $ 654     $ 531




Page 10 of 14 pages

         The following shows the summary of nonperforming loans.

NONPERFORMING LOANS
(In 000's)

                    March 31, 1999             December 31, 1998

           Past Due 90 Days              Past Due 90 Days
           or More and Still             or More and Still
              Accruing       Nonaccruing      Accruing     Nonaccruing
Real estate
 loans   $ 33 $ 0  $ 405     $ 0
Installment
 loans   0    0    37   0
Commercial and
 all other
 loans     38   0      0       0
   Total
    loans     $ 71 $ 0  $ 442     $ 0

ASSETS

    Total assets on March 31, 1999 were $ 119,516,000, compared with $ 119,649,000, on December 31, 1998. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on March 31, 1999 stood at $ 83,706,000, an increase of 4.4% from $ 80,214,000 on December 31, 1998. The loan loss reserve at the end of the first quarter of 1999 was $ 654,000 compared with $ 580,000 at year-end 1998 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

LIABILITIES

    Total deposits decreased 3.1% to $ 96,265,000 as of March 31,
1999 compared with $ 99,341,000 at December 31, 1998. Certificates of deposit increased 0.8% while noninterest-bearing demand deposits and interest-bearing savings deposits decreased 13.7% and 6.2%, respectively.

CAPITAL

    Total equity as of March 31, 1999 was $ 12,692,000 representing 10.6% of total assets, an increase of $ 213,000 from the $ 12,479,000 reported on December 31, 1998. Accumulated earnings for the first three months of 1999 were partially offset by a $ 74,000 decrease in net unrealized holding gains (net of deferred tax) and dividends declared of $ 84,150.

REGULATORY CAPITAL

    The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at March 31, 1999 is as follows:
Page 11 of 14 pages

                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements
Leverage ratio     10.4%     4.0%
Risk based capital ratios:
    Tier I (core capital)    15.5%     4.0%
    Combined tier I and tier
     II (core capital plus
     allowance for loan losses)   16.3%     8.0%

    The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

BALANCE SHEET ANALYSIS
(In 000's)
                                   Balance Sheets    Condensed Average
                                    First Quarter      First Quarter
                                        1999              1998
    ASSETS

Federal funds sold $       0 $     141
Securities available for sale     27,782    24,435
Other investments  685  577
Loans       83,313    73,156
    Total interest-earning assets 111,780   98,309
Cash and due from banks 2,648     2,213
Bank premises and equipment  2,724     2,393
All other assets   4,142     4,237
Allowance for loan losses    (      604)    (      512)
    Total assets   $ 120,690 $ 106,640

           LIABILITIES

Interest-bearing deposits in domestic
 offices $  86,386 $  81,804
Federal funds purchased 237  952
Other short-term borrowings         10,292      3,636
    Total interest-bearing liabilities 96,915    86,392

Noninterest-bearing deposits 10,572    8,107
All other liabilities         743       692
    Total liabilities   108,230   95,191

         STOCKHOLDERS' EQUITY

Common stockholders' equity  12,371    11,375
Net unrealized holding losses, net
 of tax                89           74
    Total stockholders' equity       12,460    11,449

    Total liabilities and stockholders'
      equity  $ 120,690 $ 106,640


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