Form 10-Q
period 1999-06-30
FULTON BANCSHARES CORP
filed 1999-08-16
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999 Commission file number:  33-850626


                    FULTON BANCSHARES CORPORATION
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1598464
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                          17233
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 485-3144


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

          Class                       Outstanding at July 29, 1999
(Common stock, .625 par value)                   495,000

















Page 1 of 19 pages









FULTON BANCSHARES CORPORATION

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - June 30, 1999
      and December 31, 1998  3
    Condensed consolidated statements of income - three months
      ended June 30, 1999 and 1998     4
    Condensed consolidated statements of comprehensive income -
      three months ended June 30, 1999 and 1998  5
    Condensed consolidated statements of income - six months
      ended June 30, 1999 and 1998     6
    Condensed consolidated statements of comprehensive income -
      six months ended June 30, 1999 and 1998    7
    Condensed consolidated statements of cash flows - six
      months ended June 30, 1999 and 1998   8
    Notes to condensed consolidated financial statements   9 - 11

    Management's discussion and analysis of financial
      condition and results of operations   12 - 17

PART II - OTHER INFORMATION  18

    Signatures     19

















Page 2 of 19 page























PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                             June 30,     December 31,
                                              1999             1998  *
    ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks $   2,745 $   3,301
Available-for-sale securities     24,598    28,606
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market   844  577
Loans, net of allowance for loan losses     88,514    80,214
Bank building, equipment, furniture &
 fixtures, net     3,063     2,667
Other real estate owned 145  140
Accrued interest/dividends receivable  812  733
Cash surrender value of life insurance 2,961     3,166
Other assets        457       245
         Total assets   $ 124,139 $ 119,649

LIABILITIES
Deposits:
         Noninterest-bearing deposits  $  11,700 $  11,553
         Interest-bearing deposits:
              Savings deposits    31,817    31,488
              Time deposits     53,042    56,300
                   Total deposits 96,559    99,341
Accrued interest payable     317  392
Federal funds borrowed  0    2,100
Other borrowed money    13,975    5,000
Other liabilities        494       337
              Total liabilities     111,345   107,170

STOCKHOLDERS' EQUITY
    Capital stock, common, par value - $ 0.625;
     4,000,000 shares authorized; 495,000
     shares issued and outstanding, at June 30,
     1999 and December 31, 1998   309  309
    Surplus        2,051     2,051
    Retained earnings   10,608    10,036
    Accumulated other comprehensive income  (      174)           83
              Total stockholders' equity       12,794    12,479

              Total liabilities and
               stockholders' equity    $ 124,139 $ 119,649

*  Condensed from audited financial statements



The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 19 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)
                                                 1999         1998
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   1,804 $  1,662
    Interest & dividends on investment
     securities:
         U.S. Government securities    203  192
         Obligations of state & political
          subdivisions  75   73
    Interest on federal funds sold     1    3
    Other interest & dividend income          88       86
              Total interest & dividend income       2,171    2,016

Interest Expense
    Interest on deposits     912  965
    Interest on federal funds purchased      0   4
    Interest on other borrowed money         147       51
              Total interest expense       1,059    1,020

              Net interest income before
               provision for loan losses    1,112     996

Provision for loan losses           15      150

Net interest income after provision
 for loan losses       1,097      846

Other Income
    Service charges on deposit accounts     37   31
    Other fee income    25   36
    Other noninterest income        40      230
              Total other income        102      297

Other Expense
    Salaries and employee benefits     300  336
    Fixed asset expenses (including
     depreciation)  142 145
    FDIC insurance premiums  3    3
    Other noninterest expenses          261      247
              Total other expenses           706      731

              Net income before income taxes     493  412
Applicable income taxes       125       96
              Net income     $     368 $    316

Weighted average number of shares
 outstanding  495,000   495,000

Net income per share    $     .74 $    .64

Cash dividends declared per share $     .17 $    .165
The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 19 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended JUNE 30, 1999 and 1998
(UNAUDITED)


                                                   1999         1998
                                                   (000 Omitted)

Net income    $ 368     $ 316

Other comprehensive income, net of tax
    Unrealized gain (loss) on investments
      available for sale     (   183)  4
    Reclassification adjustment for gains
     (losses) included in net income       0         0
Comprehensive income    $ 185     $ 320



































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 19 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)
                                                1999         1998
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $    3,556     $   3,328
    Interest & dividends on investment
     securities:
         U.S. Government securities    430  402
         Obligations of state & political
          subdivisions  150  141
    Interest on federal funds sold     1    5
    Other interest & dividend income         171      157
              Total interest & dividend income       4,308    4,033

Interest Expense
    Interest on deposits     1,843     1,922
    Interest on federal funds purchased      3   18
    Interest on other borrowed money         260      102
              Total interest expense       2,106    2,042

              Net interest income before
               provision for loan losses    2,202     1,991

Provision for loan losses          100      185

Net interest income after provision
 for loan losses       2,102    1,806

Other Income
    Service charges on deposit accounts     73   70
    Other fee income    60   88
    Other noninterest income 172  284
    Securities gains (losses)             2        4
              Total other income        307      446

Other Expense
    Salaries and employee benefits     637  634
    Fixed asset expenses (including
     depreciation)  292 278
    FDIC insurance premiums  6    6
    Other noninterest expenses         528       489
              Total other expenses        1,463     1,407

              Net income before income taxes     946  845
Applicable income taxes      206       180
              Net income     $    740  $    665

Weighted average number of shares
 outstanding  495,000   495,000
Net income per share    $   1.49  $   1.34
Cash dividends declared per share $    .34  $    .33

The accompanying notes are an integral part of these condensed financial statements.
Page 6 of 19 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Six Months Ended June 30, 1999 and 1998
(UNAUDITED)


                                                   1999         1998
                                                   (000 Omitted)

Net income    $ 740     $ 665

Other comprehensive income, net of tax
    Unrealized gain (loss) on investments
     available for sale (  259)   (   46)
    Reclassification adjustment for gains
     (losses) included in net income       2         3
Comprehensive income    $ 483     $ 622




































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 19 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1999 and 1998
(UNAUDITED)
                                                   1999        1998
                                                   (000 Omitted)
Cash flows from operating activities:
    Net income     $   740   $   665
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization 142  128
         Provision for loan losses     100  185
         Gain on sale - OREO 0    (   178)
         Other - Net    (      96)     (   162)
Net cash provided by operating activities        886     638

Cash flows from investing activities:
    Sale of OREO   0    309
    Purchase of investment securities -
     available-for-sale (     690)     (  7,908)
    Purchase of Federal Home Loan Bank Stock     (     267)     0
    Sales of available-for-sale securities  1,843     5,176
    Maturities of available-for-sale securities  2,469     3,094
    Net (increase) in loans      (   8,400) (  3,944)
    Proceeds of director's life insurance   360  0
    Deposits/improvements on OREO property  (       5)     (      2)
    Purchases of & deposits on bank premises
     and equipment - net     (     677)     (    261)
Net cash (used) by investing activities     (   5,367)     (  3,536)

Cash flows from financing activities:
    Net increase (decrease) in deposits     (   2,782)       3,205
    Dividends paid (     168)     (    163)
    Net increase (decrease)in federal funds
      borrowed     (   2,100)       0
    Net increase (decrease) in other
      borrowed money              8,975           530
Net cash provided by financing activities     3,925      3,572

Net increase (decrease) in cash and cash
  equivalents    (     556)        674

Cash and cash equivalents, beginning balance       3,301     2,744

Cash and cash equivalents, ending balance   $ 2,745   $ 3,418

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest  $ 2,181   $ 2,063
         Income taxes   221  172
Supplemental schedule of noncash investing
 and financing activities:
    Change in net unrealized gain on investments
     available for sale (net of deferred taxes)  (     257)     (     43)

The accompanying notes are an integral part of these condensed financial statements.
Page 8 of 19 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1999
(UNAUDITED)

Note 1.  Basis of Presentation

The financial information presented at and for the six months ended June 30, 1999 and 1998 is unaudited. Information presented at December 31, 1998 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 6.  Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 495,000 shares for the quarters ended June 30, 1999 and 1998.

Note 7.  Investment Securities

The carrying amounts of investment securities and their approximate fair values at June 30, 1999 were as follows:

                              Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

         Debt securities available for sale:

         FNMA/FHLMC non-
          cumulative
          preferred
          stocks   $  4,984,344   $   3,750 ($  95,175)    $  4,892,919
         State & municipal
          securities    6,134,053 93,672    (   98,118)    6,129,607
         U.S. Government
          agencies 8,252,934 342  (   95,130)    8,158,146
    Mortgage-backed
     securities      5,358,130        5,046 (   77,787)       5,285,389
             Equity
          securities         132,000           0         0      132,000
              $ 24,861,461   $ 102,810 ($ 366,210)    $ 24,598,061

         There were no securities categorized "Held-to-maturity" or "Trading" at June 30, 1999.

Note 8.  Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income" defines comprehensive income as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.





Page 10 of 19 pages

Note 8.  Comprehensive Income (Continued)

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












































Page 11 of 19 pages

FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

    Net after tax income for the first six months of 1999 was $ 740,000 compared to $ 665,000 for the same period in 1998, representing an increase of $ 75,000, or 11.3%. Net income on an adjusted per share basis for the first six months of 1999 was $ 1.49, an increase of $ .15 from the $ 1.34 per share realized during the six months ended June 30, 1998.

RESULTS OF OPERATIONS

Second Quarter 1999 vs. Second Quarter 1998

    Interest income for the second quarter of 1999 was $ 2,171,000 compared to $ 2,016,000 for the second quarter of 1998, for an increase of $ 155,000, or 7.7%. The increase was due primarily to higher average balances of loans that typically produce higher yields than investments in 1999 compared with the same period in 1998.

    Interest expense for the second quarter of 1999 was $ 1,059,000, an increase of $ 39,000, or 3.8% over the $ 1,020,000 for the same period in 1998. The increase was due primarily to higher average balances of borrowed monies, which were used to fund loan growth in 1999 compared with the same period in 1998.

    Net interest income for the second quarter of 1999 totaled
$ 1,112,000, up $ 116,000, or 11.6%, from the second quarter of 1998.

Six Months 1999 vs. Six Months 1998

    Interest income for the first six months of 1999 was $ 4,308,000 compared to $ 4,033,000 for the first six months of 1998, for an increase of $ 275,000, or 6.8%. The increase was due primarily to higher average balances of loans that typically produce higher yields than investments in 1999 compared with the same period in 1998. Management expects average rates earned for the rest of 1999 to be slightly higher than the previous year since interest rates have risen.

    Interest expense for the six months ended June 30, 1999 was $ 2,106,000, an increase of $ 64,000, or 3.1% over the $ 2,042,000 for the same period in 1998. The increase was due primarily to higher average balances of borrowed monies, which were used to fund loan growth in 1999 compared with the same period in 1998. Management expects interest expense to be higher for the rest of 1999 because borrowed monies or more costly time deposits most likely will be used to fund loan growth.




Page 12 of 19 pages

    Net interest income for the first six months of 1999 totaled
$ 2,202,000, up $ 211,000 or 10.6%, from the first six months of 1998.
Liquidity and interest rate risk are continuously monitored through asset-liability committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

OTHER INCOME
Second Quarter 1999 vs. Second Quarter 1998

    Second quarter noninterest income decreased from $ 297,000 in 1998 to $ 102,000 in 1999. Service charges on deposit accounts increased $ 6,000 while other fee income decreased $ 11,000. Other noninterest income decreased $ 190,000, primarily due to a $ 178,000 gain on sale of OREO reported during the second quarter of 1998.

Six Months 1999 vs. Six Months 1998

    Noninterest income for the first six months of 1999 and 1998 was $ 307,000 and $ 446,000, respectively. Service charges on deposit accounts increased $ 3,000. Other fee income decreased $ 28,000 primarily because of a $ 27,000 decrease in fiduciary fees, since effective January 4, 1999, the Bank's Trust Department was serviced by an agent. Other noninterest income decreased $ 112,000 primarily due to a $ 178,000 gain on sale of OREO reported during the first six months of 1998 which was partially offset by $ 91,000 director life insurance benefit income reported during the first six months of 1999.

OTHER EXPENSES

Second Quarter 1999 vs. Second Quarter 1998

    Noninterest expenses for the second quarter of 1999 totaled
$ 706,000, a decrease of $ 25,000, or 3.4%, over the $ 731,000 for the second quarter of 1998. Salaries and employee related expenses were down $ 36,000 because of a timing difference in payroll paydates between the two periods. Fixed asset expenses were $ 3,000, or 2.0%, while other noninterest expenses were up $ 14,000, or 5.7%.

Six Months 1999 vs. Six Months 1998

    Noninterest expenses for the first six months of 1999 were $ 1,463,000, an increase of $ 56,000, or 4.0%, from the $ 1,407,000 for the first six months of 1998. Salaries and employee related expenses were up $ 3,000, or 0.5% due to merit pay increases offset by staff turnover. Fixed asset expenses increased $ 14,000, or 5.0%, primarily due to increased equipment and building maintenance costs and depreciation. Other noninterest expenses increased $ 39,000, or 8.0% compared with the first six months of 1998 due to increases in contributions, printing and supplies, Pennsylvania shares tax and other overhead expenses.





Page 13 of 19 pages

INCOME TAXES

    The income tax provision for the second quarter of 1999 was $ 125,000 compared to $ 96,000 for the second quarter of 1998. The effective income tax rate for the first six months of 1999 was 21.8% compared to 21.3% for the same period in 1998.

PROVISION FOR LOAN LOSSES

    A $ 100,000 provision for loan losses was made for the first six months of 1999 compared to $ 185,000 for the first six months of 1998. The provisions were based on management's evaluation of the reserve for possible loan losses at June 30, 1999 and 1998.

    A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)

                                  June 30, 1999      June 30, 1998
Allowance for loan losses
    Beginning of period $ 580     $ 487
    Loans charged-off during the period:
         Real estate loans   0    0
         Installment loans   14   8
         Commercial and all other loans        14        53
                   Total charge-offs      28        61

    Recoveries of loans previously
     charged-off:
         Real estate loans   0    0
         Installment loans   4    5
         Commercial and all other
          loans            15         8
                   Total recoveries       19        13

Net loans (charged-off) received  (     9)  (    48)
Provision for loan losses charged to
 operations          100       185
Allowance for loan losses - end of
 period       $ 671     $ 624


         The loan loss reserve at June 30, 1999 was $ 671,000 compared to $ 580,000 at December 31, 1998 and is considered adequate, in management's judgment, to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.









Page 14 of 19 pages

         Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30:

NONPERFORMING LOANS
(In 000's)
                                  90 Days or More
                                       Past Due       Nonaccrual Status
                                  1999       1998      1999       1998

         Real estate loans   $ 620     $ 382     $ 0  $  0
         Installment loans   0    36   0    0
         Demand and time loans       34         0       0    13
            Total loans $ 654     $ 418     $ 0  $ 13

    There were no restructured loans for any of the time periods set forth above.

FINANCIAL CONDITION

ASSETS

    Total assets at June 30, 1999 were $ 124,139,000, a 3.8%
increase from $ 119,649,000 at December 31, 1998.  Net loans at
June 30, 1999 totaled $ 88,514,000, an increase of $ 8,300,000, or
10.3% over the $ 80,214,000 at December 31, 1998. Management intends to maintain steady growth and concentrate on maintaining adequate profit margins.

LIABILITIES

    Total deposits decreased 2.8% to $ 96,559,000 at June 30, 1999 compared to $ 99,341,000 at December 31, 1998. Noninterest-bearing demand deposits increased 1.3%. Savings deposits increased 1.0%, while time deposits decreased 5.8%.

CAPITAL

    Total equity at June 30, 1999 was $ 12,794,000 representing
10.3% of total assets, an increase of $ 315,000 from the $ 12,479,000 at December 31, 1998. Accumulated earnings for the first six months of 1999 were partially offset by dividends declared and paid of $ 168,000 and a $ 257,000 decrease in net unrealized gains on available-for-sale securities (net of deferred tax). It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.










Page 15 of 19 pages

REGULATORY CAPITAL

    The company maintains ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at June 30, 1999 is as follows:

                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements
    Leverage ratio 10.6%     4%
    Risk based capital ratios:
         Tier I (core capital)    15.2%     4%
         Combined tier I and tier
          II (core capital plus
          allowance for loan losses)   16.0%     8%

BALANCE SHEET ANALYSIS

    The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
(In 000's)
                                                 Second Quarter
                                               1999           1998
         ASSETS

Federal funds sold $      73 $     248
Securities available for sale     24,973    24,582
Other investments  779  577
Loans                           87,369    74,595
         Total interest-earning assets 113,194   100,002
Cash and due from banks 2,971     2,560
Bank premises and equipment  2,954     2,501
All other assets   4,201     4,269
Allowance for loan losses    (      662)    (      562)
         Total assets   $ 122,658 $ 108,770

              LIABILITIES

Interest-bearing deposits in domestic
 offices           $  85,859 $  83,440
Federal funds purchased 8    317
Other short-term borrowings     11,674     3,531
         Total interest-bearing liabilities 97,541    87,288

Noninterest-bearing deposits 11,653    9,136
All other liabilities         780       736
         Total liabilities     109,974    97,160





Page 16 of 19 pages

              STOCKHOLDERS' EQUITY

Common stockholders' equity  $  12,707 $  11,572
Net unrealized holding gains (losses),
 net of tax        (       23)           38
         Total stockholders' equity       12,684    11,610

         Total liabilities and stockholders'
          equity   $ 122,658 $ 108,770















































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