Form 10-Q
period 1999-09-30
FULTON BANCSHARES CORP
filed 1999-11-15
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999 Commission file number:
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

          Class                       Outstanding at October 25, 1999
(Common stock, .625 par value)                   495,000
















Page 1 of 19 pages









FULTON BANCSHARES CORPORATION

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - September 30, 1999 and December 31, 1998  3
    Condensed consolidated statements of income - three months
      ended September 30, 1999 and 1998     4
    Condensed consolidated statements of comprehensive income -
      three months ended September 30, 1999 and 1998  5
    Condensed consolidated statements of income - nine months
      ended September 30, 1999 and 1998     6
    Condensed consolidated statements of comprehensive income -
      nine months ended September 30, 1999 and 1998   7
    Condensed consolidated statements of cash flows - nine
      months ended September 30, 1999 and 1998   8
    Notes to condensed consolidated financial statements   9 - 11

    Management's discussion and analysis of financial
      condition and results of operations   12 - 17

PART II - OTHER INFORMATION  18

    Signatures     19

















Page 2 of 19 page























PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                          September 30,    December 31,
                                              1999             1998  *
    ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks $   2,645 $   3,301
Available-for-sale securities     23,998    28,606
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market   870  577
Loans, net of allowance for loan losses     89,839    80,214
Bank building, equipment, furniture &
 fixtures, net     3,661     2,667
Other real estate owned 230  140
Accrued interest/dividends receivable  852  733
Cash surrender value of life insurance 2,994     3,166
Other assets        608       245
         Total assets   $ 125,697 $ 119,649

LIABILITIES
Deposits:
         Noninterest-bearing deposits  $  11,346 $  11,553
         Interest-bearing deposits:
              Savings deposits    29,707    31,488
              Time deposits     57,992    56,300
                   Total deposits 99,045    99,341
Accrued interest payable     444  392
Federal funds borrowed  0    2,100
Other borrowed money    12,850    5,000
Other liabilities        507       337
              Total liabilities     112,846   107,170

STOCKHOLDERS' EQUITY
    Capital stock, common, par value - $ 0.625;
     4,000,000 shares authorized; 495,000
     shares issued and outstanding, at
     September 30, 1999 and December 31,
     1998          309  309
    Surplus        2,051     2,051
    Retained earnings   10,883    10,036
    Accumulated other comprehensive income  (      392)           83
              Total stockholders' equity       12,851    12,479

              Total liabilities and
               stockholders' equity    $ 125,697 $ 119,649

*  Condensed from audited financial statements


The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 19 pages

 FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)
                                                1999          1998
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   1,887 $  1,721
    Interest & dividends on investment
     securities:
         U.S. Government securities    201  221
         Obligations of state & political
          subdivisions  76   73
    Interest on federal funds sold     0    10
    Other interest & dividend income          86       79
              Total interest & dividend income       2,750    2,104

Interest Expense
    Interest on deposits     931  993
    Interest on federal funds purchased      1   6
    Interest on other borrowed money         160       40
              Total interest expense       1,092    1,039

              Net interest income before
               provision for loan losses    1,158     1,065
Provision for loan losses           80        0

Net interest income after provision
 for loan losses       1,078    1,065

Other Income
    Service charges on deposit accounts     38   33
    Other fee income    33   32
    Other noninterest income       65  51
    Securities gains (losses)             0        0
              Total other income        136      116

Other Expense
    Salaries and employee benefits     348  329
    Fixed asset expenses (including
     depreciation)  156 139
    FDIC insurance premiums  2    2
    Other noninterest expenses          237      239
              Total other expenses           743      709

              Net income before income taxes     471  472
Applicable income taxes        96      120
              Net income     $     375 $    352
Weighted average number of shares
 outstanding  495,000   495,000

Net income per share    $    .76  $    .71

Cash dividends declared per share $    .20  $    .19

The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 19 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
(UNAUDITED)


                                                   1999         1998
                                                   (000 Omitted)

Net income    $ 375     $ 352

Other comprehensive income, net of tax
    Unrealized gain (loss) on investments
     available for sale (  218)   102
    Reclassification adjustment for (gains)
     losses included in net income         0         0
Comprehensive income    $ 157     $ 454



































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 19 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)
                                                1999         1998
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   5,443 $   5,049
    Interest & dividends on investment
     securities:
         U.S. Government securities    631  623
         Obligations of state & political
          subdivisions  226  214
    Interest on federal funds sold     1    15
    Other interest & dividend income         257      236
              Total interest & dividend income       6,558    6,137
Interest Expense
    Interest on deposits     2,774     2,915
    Interest on federal funds purchased      4   24
    Interest on other borrowed money         420      142
              Total interest expense       3,198    3,081

              Net interest income before
               provision for loan losses    3,360     3,056
Provision for loan losses          180      185

Net interest income after provision
 for loan losses       3,180    2,871

Other Income
    Service charges on deposit accounts     111  103
    Other fee income    93   120
    Other noninterest income 237  335
    Securities gains (losses)             2        4
              Total other income        443      562

Other Expense
    Salaries and employee benefits     985  963
    Fixed asset expenses (including
     depreciation) 448  417
    FDIC insurance premiums  8    8
    Other noninterest expenses          765      728
              Total other expenses         2,206    2,116

              Net income before income taxes     1,417     1,317
Applicable income taxes       302      300
              Net income     $   1,115 $  1,017

Weighted average number of shares
 outstanding  495,000   495,000
Net income per share    $    2.25 $   2.05
Cash dividends declared per share $     .54 $    .52

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 19 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)


                                                  1999         1998
                                                  (000 Omitted)

Net income    $ 1,115   $ 1,017

Other comprehensive income, net of tax
    Unrealized gain (loss) on investments
     available for sale    (    473)   62
    Reclassification adjustment for (gains)
     losses included in net income     (      2) (      3)
Comprehensive income    $   640   $ 1,076




































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 19 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1999 and 1998
(UNAUDITED)
                                                   1999        1998
                                                   (000 Omitted)
Cash flows from operating activities:
    Net income     $ 1,115   $ 1,017
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization 223  204
         Provision for loan losses     180  185
         Gain on sale - OREO 0    (   178)
         Other - Net    (     228)     (   164)
Net cash provided by operating activities      1,290   1,064

Cash flows from investing activities:
    Sale of OREO   0    309
    Purchase of investment securities -
     available-for-sale (     939)     ( 11,389)
    Purchase of Federal Home Loan Bank Stock     (     293)     0
    Sales of available-for-sale securities  1,843     5,376
    Maturities of available-for-sale securities  2,986     3,806
    Net (increase) in loans      (   9,805) (  5,737)
    Proceeds of director's life insurance   383  0
    Deposits/improvements on OREO property  (      90)     (      2)
    Purchases of & deposits on bank premises
     and equipment - net     (   1,217)     (    378)
Net cash (used) by investing activities     (   7,132)     (  8,015)

Cash flows from financing activities:
    Net increase (decrease) in deposits     (     296)       6,627
    Dividends paid (     268)     (    257)
    Net increase (decrease)in federal funds
      borrowed     (   2,100)       0
    Net increase (decrease) in other
      borrowed money              7,850         3,880
Net cash provided by financing activities     5,186     10,250

Net increase (decrease) in cash and cash
  equivalents    (     656)        3,299

Cash and cash equivalents, beginning balance       3,301     2,744

Cash and cash equivalents, ending balance   $ 2,645   $ 6,043

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest  $ 3,146   $ 3,009
         Income taxes   371  317
Supplemental schedule of noncash investing
 and financing activities:
    Change in net unrealized gain on investments
     available for sale (net of deferred taxes)  (     475)          59

The accompanying notes are an integral part of these condensed financial statements.
Page 8 of 19 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999
(UNAUDITED)

Note 1.  Basis of Presentation

The financial information presented at and for the six months ended September 30, 1999 and 1998 is unaudited. Information presented at December 31, 1998 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 6.  Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 495,000 shares for the quarters ended
September 30, 1999 and 1998.

Note 7.  Investment Securities

The carrying amounts of investment securities and their approximate fair values at September 30, 1999 were as follows:

                              Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

         Debt securities available for sale:

         FNMA/FHLMC non-
          cumulative
          preferred
          stocks   $  4,984,344   $   1,800 ($ 248,329)    $  4,737,815
         State & municipal
          securities    6,141,438 74,457    (  164,822)    6,051,073
         U.S. Government
          agencies 8,251,572 0    (  158,932)    8,092,640
    Mortgage-backed
     securities      5,082,978        2,079 (  100,980)       4,984,077
             Equity
          securities         132,000           0         0      132,000
              $ 24,592,332   $  78,336 ($ 673,063)    $ 23,997,605

         There were no securities categorized "Held-to-maturity" or "Trading" at September 30, 1999.

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












































Page 11 of 19 pages

FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

    Net after tax income for the first nine months of 1999 was $ 1,115,000 compared to $ 1,017,000 for the same period in 1998, representing an increase of $ 98,000, or 9.6%. Net income on an adjusted per share basis for the first nine months of 1999 was $ 2.25, an increase of $ .20 from the $ 2.05 per share realized during the nine months ended September 30, 1998.

RESULTS OF OPERATIONS

Third Quarter 1999 vs. Third Quarter 1998

    Interest income for the third quarter of 1999 was $ 2,250,000 compared to $ 2,104,000 for the third quarter of 1998, for an increase of $ 146,000, or 6.9%. The increase was due primarily to higher average balances of loans that typically produce higher yields than investments in 1999 compared with the same period in 1998.

    Interest expense for the third quarter of 1999 was $ 1,092,000, an increase of $ 53,000, or 5.1% over the $ 1,039,000 for the same period in 1998. The increase was due primarily to higher average balances of borrowed monies, which were used to fund loan growth in 1999 compared with the same period in 1998.

    Net interest income for the third quarter of 1999 totaled
$ 1,158,000, up $ 93,000, or 8.7%, from the third quarter of 1998.

Nine Months 1999 vs. Nine Months 1998

    Interest income for the first nine months of 1999 was $ 6,558,000 compared to $ 6,137,000 for the first nine months of 1998, for an increase of $ 421,000, or 6.9%. The increase was due primarily to higher average balances of loans that typically produce higher yields than investments in 1999 compared with the same period in 1998. Management expects average rates earned for the rest of 1999 to be slightly higher than the previous year since interest rates have risen.

    Interest expense for the nine months ended September 30, 1999 was $ 3,198,000, an increase of $ 117,000, or 3.8% over the $ 3,081,000 for the same period in 1998. The increase was due primarily to higher average balances of borrowed monies, which were used to fund loan growth in 1999 compared with the same period in 1998. Management expects interest expense to be higher for the rest of 1999 because borrowed monies or more costly time deposits most likely will be used to fund loan growth.




Page 12 of 19 pages

    Net interest income for the first nine months of 1999 totaled
$ 3,360,000, up $ 304,000 or 9.0%, from the first nine months of 1998.
Liquidity and interest rate risk are continuously monitored through asset-liability committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

OTHER INCOME
Third Quarter 1999 vs. Third Quarter 1998

    Third quarter noninterest income increased from $ 116,000 in 1998 to $ 136,000 in 1999. Service charges on deposit accounts increased $ 5,000 while other fee income increased $ 1,000. Other noninterest income increased $ 14,000, primarily due to director life insurance benefit income of $ 23,000.

Nine Months 1999 vs. Nine Months 1998

    Noninterest income for the first nine months of 1999 and 1998 was $ 443,000 and $ 562,000, respectively. Service charges on deposit accounts increased $ 8,000. Other fee income decreased $ 27,000 primarily because of a $ 37,000 decrease in fiduciary fees, since effective January 4, 1999, the Bank's Trust Department was serviced by an agent. Other noninterest income decreased $ 98,000 primarily due to a $ 178,000 gain on sale of OREO reported during the first nine months of 1998 which was partially offset by $ 114,000 director life insurance benefit income reported during the first nine months of 1999.

OTHER EXPENSES

Third Quarter 1999 vs. Third Quarter 1998

    Noninterest expenses for the third quarter of 1999 totaled
$ 743,000, an increase of $ 34,000, or 4.8%, over the $ 709,000 for the third quarter of 1998. Salaries and employee related expenses were up $ 19,000, or 5.8%. Fixed asset expenses were up $ 17,000, or 12.2%, while other noninterest expenses were down $ 2,000, or 0.8%.

Nine Months 1999 vs. Nine Months 1998

    Noninterest expenses for the first nine months of 1999 were $ 2,206,000, an increase of $ 90,000, or 4.3%, from the $ 2,116,000 for the first nine months of 1998. Salaries and employee related expenses were up $ 22,000, or 2.3% due to merit pay increases offset by staff turnover. Fixed asset expenses increased $ 31,000, or 7.4%, primarily due to increased equipment and building maintenance costs and depreciation. Other noninterest expenses increased $ 37,000, or 5.1% compared with the first nine months of 1998 due to increases in contributions, printing and supplies, Pennsylvania shares tax and other overhead expenses.





Page 13 of 19 pages

INCOME TAXES

    The income tax provision for the third quarter of 1999 was $ 96,000 compared to $ 120,000 for the third quarter of 1998. The effective income tax rate for the first nine months of 1999 was 21.3% compared to 22.8% for the same period in 1998.

PROVISION FOR LOAN LOSSES

    A $ 180,000 provision for loan losses was made for the first nine months of 1999 compared to $ 185,000 for the first nine months of 1998. The provisions were based on management's evaluation of the reserve for possible loan losses at September 30, 1999 and 1998.

    A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)

                              September 30, 1999     September 30, 1998
Allowance for loan losses
    Beginning of period $ 580     $ 487
    Loans charged-off during the period:
         Real estate loans   0    0
         Installment loans   25   15
         Commercial and all other loans        13        53
                   Total charge-offs      38        68

    Recoveries of loans previously
     charged-off:
         Real estate loans   0    0
         Installment loans   7    6
         Commercial and all other
          loans            61         8
                   Total recoveries       68        14

Net loans (charged-off) received       30   (    54)
Provision for loan losses charged to
 operations          180       185
Allowance for loan losses - end of
 period       $ 790     $ 618


         The loan loss reserve at September 30, 1999 was $ 790,000 compared to $ 580,000 at December 31, 1998 and is considered adequate, in management's judgment, to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.









Page 14 of 19 pages

         Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30:

NONPERFORMING LOANS
(In 000's)
                                  90 Days or More
                                       Past Due       Nonaccrual Status
                                  1999       1998      1999       1998

         Real estate loans   $ 785     $ 459     $ 0  $  0
         Installment loans   7    0    0    0
         Demand and time loans        4         0       0    13
            Total loans $ 796     $ 459     $ 0  $ 13

    There were no restructured loans for any of the time periods set forth above.

FINANCIAL CONDITION

ASSETS

    Total assets at September 30, 1999 were $ 125,697, a 5.1% increase from $ 119,649,000 at December 31, 1998. Net loans at
September 30, 1999 totaled $ 89,839,000, an increase of $ 9,625,000, or 12.0% over the $ 80,214,000 at December 31, 1998. Management intends to maintain steady growth and concentrate on maintaining adequate profit margins.

LIABILITIES

    Total deposits decreased 0.3% to $ 99,045,000 at September 30, 1999 compared to $ 99,341,000 at December 31, 1998. Noninterest-bearing demand deposits decreased 1.8%. Savings deposits decreased 5.7%, while time deposits increased 3.0%.

CAPITAL

    Total equity at September 30, 1999 was $ 12,851,000 representing 10.2% of total assets, an increase of $ 372,000 from the $ 12,479,000 at December 31, 1998. Accumulated earnings for the first nine months of 1999 were partially offset by dividends declared and paid of $ 268,000 and a $ 475,000 decrease in net unrealized gains on available-for-sale securities (net of deferred tax). It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.










Page 15 of 19 pages

REGULATORY CAPITAL

    The company maintains ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at September 30, 1999 is as follows:

                                Fulton Bancshares   Regulatory Minimum
                                   Corporation         Requirements
    Leverage ratio 10.6%     4%
    Risk based capital ratios:
         Tier I (core capital)    15.0%     4%
         Combined tier I and tier
          II (core capital plus
          allowance for loan losses)   15.9%     8%

BALANCE SHEET ANALYSIS

    The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
(In 000's)
                                                   Third Quarter
                                               1999           1998
         ASSETS

Federal funds sold $       0 $     439
Securities available for sale     24,121    26,012
Other investments  863  634
Loans                           89,472    75,672
         Total interest-earning assets 114,456   102,757
Cash and due from banks 3,197     2,596
Bank premises and equipment  3,187     2,647
All other assets   4,322     4,063
Allowance for loan losses    (      713)    (      623)
         Total assets   $ 124,449 $ 111,440

              LIABILITIES

Interest-bearing deposits in domestic
 offices           $  86,887 $  86,257
Federal funds purchased 39   506
Other short-term borrowings     12,947     2,793
         Total interest-bearing liabilities 99,873    89,556

Noninterest-bearing deposits 11,274    9,124
All other liabilities         588       740
         Total liabilities     111,735    99,420





Page 16 of 19 pages

              STOCKHOLDERS' EQUITY

Common stockholders' equity  $  13,002 $  11,932
Net unrealized holding gains (losses),
 net of tax        (      288)           88
         Total stockholders' equity       12,714    12,020

         Total liabilities and stockholders'
          equity   $ 124,449 $ 111,440















































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