Form 10-K
period 1999-12-31
FULTON BANCSHARES CORP
filed 2000-03-30
CIK 850626

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999
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

   Class                      Outstanding at March 23, 2000
(Common stock, .625 par value)         495,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1999 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2000 Annual Meeting of Security Holders are incorporated by reference in
Part III of this Form 10-K.


















































-1-

Item 1.   Business.

Description of the Company

         Fulton Bancshares Corporation (the "Company"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Company was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising the Fulton County National Bank and Trust Company (the "Bank"), and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation ("FCCDC"), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had minimal activity in 1999, and has no employees.
         The principal executive office of the Company is located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233. The telephone number of the Company is (717) 485-3144.
         The Company has no employees.
-2-

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

Description of the Bank
         The Bank was organized on February 24, 1887 as a Pennsylvania state-chartered banking institution. It converted to a national banking association on September 5, 1933, and is presently under the supervision of the Office of the Comptroller of the Currency (the "Comptroller"). The Bank is a member of the Federal Reserve System. Customers' deposits held by the Bank are insured by the FDIC to the maximum extent permitted by law. The Bank's legal headquarters are located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233.
         The Bank engages in a full service commercial and consumer banking business, including the acceptance of time and demand deposits and the making of secured and unsecured commercial and consumer loans, and offering trust services. The Bank's primary service area is located in Fulton County, Pennsylvania. Specifically, the main office of the Bank is located in McConnellsburg, the county seat. Within the defined service area of the Bank's main office, the banking business is highly competitive. In addition to local community banks, the Bank competes with regionally-based commercial banks, all of which have greater assets, capital and lending limits. The Bank also competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities.
         In order to compete effectively in this market and to obtain business from individuals, small and medium-sized businesses and professionals, the Bank offers specialized services such as extended hours of operation and personal and business checking accounts at competitive rates in addition to traditional commercial and consumer banking and trust services. The Bank accepts time, demand and savings deposits, including passbook accounts, statement savings accounts, NOW accounts, money market accounts, certificates of deposit and club accounts. The Bank makes secured and unsecured commercial, consumer, mortgage and construction loans. Consumer loans include revolving credit lines. The following support services are offered by the Bank to make financial management more efficient and convenient for its customers: bank by mail, direct deposit, drive-in banking, Federal Tax Depository, automatic teller machine, night deposit services, notary public services, payroll deduction plan, bond coupon collections, foreign money exchange, safe deposit boxes, signature guarantees, travelers checks, money orders, cashiers checks, treasury securities, U.S. Savings Bonds, individual retirement accounts, and utility and municipal payments. The Bank also offers its customers access to discount brokerage services, mutual funds, and other alternative investment products through its affiliation -14-

with Sentry Trust Company. The Bank expects to experience a modest increase in growth.
Lending Activities
         It is the Bank's general policy to grant all of its loans in its primary trade area. This trade area includes all of Fulton County, southern Huntington County, western Franklin County, and the Hancock, Maryland area. The Bank's lending objectives are as follows: (1) to establish a diversified loan portfolio composed of a predetermined mix of mortgage loans, commercial loans, consumer loans and all other loan types; (2) to provide a satisfactory rate of return to its shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, and collateral quality; and, (3) to provide protection for its depositors by maintaining a predetermined level of loans to deposits to ensure liquidity. The Bank recognizes that the lending of money is a community responsibility which involves a degree of credit risk and is willing to undertake such risks by utilizing standard banking procedures and making prudent judgments when extending credit.
         The Bank makes loans to both individual consumers and commercial entities. The types of loans offered include:
(1) loans for businesses and individuals on a short term or
-15-

seasonal basis; (2) mortgage and construction loans, (3) loans to individuals for consumer purchases such as appliances, furniture, vacations, etc.: (4) loans secured by marketable stock and bonds providing adequate margins for market fluctuations; (5) short term working capital loans secured by the assignment of accounts receivable and inventory; (6) automobile loans, (7) second liens on commercial and residential real estate, (8) home equity lines of credit, and (9) PHEAA student loans. Loans of these types will be considered desirable by the Bank provided such loans meet the test of sound credit.
         The Bank has adopted the following loan-to-value ratios, in accordance with standards adopted by its bank supervisory agencies:

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


-16-

Concentration
         The Bank is neither dependent upon deposits from nor exposed to loan concentrations to a single customer, the loss of which would have a material adverse effect on the financial condition of the Bank. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector (approximately 20% of loan portfolio).
Employees
         As of December 31, 1999, the Bank has forty-four
(44) full-time equivalent employees.
Supervision and Regulation - The Bank
         The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. The operations of the Bank are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC. The primary supervisory authority of the Bank is the Comptroller, which regulates and examines the Bank. The Comptroller has authority to prevent national banks from engaging in unsafe or unsound practices in conducting their businesses.
         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and
-17-

collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches.
 Under Pennsylvania law, the Bank may establish or acquire branch offices, subject to certain limitations, in any county of the state. National bank branches, however may be established within the permitted area only after approval by the Comptroller.
         As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by the Bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary Bank maintains a correspondent relationship.
FDIC
         Under the Federal Deposit Insurance Act, the
Comptroller possesses the power to prohibit institutions
-18-

regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given sixty (60) days prior written notice and within that time has not disapproved the acquisition or otherwise extended the period for disapproval.
 Control for purposes of FIRA, means the power, directly or indirectly, to direct the management or policies or to vote twenty-five percent (25%) or more of any class of outstanding stock of a financial institution or its respective holding -19-

company. A person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company such as the Company, would presumably be deemed to control the institution for purposes of FIRA.
Garn-St Germain
         The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities. The 1982 Act also amended FIRA (see above) by changing the statutory limits on lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. The 1982 Act, however, also tightened FIRA provisions respecting management interlocks and correspondent bank relationships involving a bank's management personnel. CRA
         Under the Community Reinvestment Act of 1977, as amended ("CRA"), the Comptroller is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a
-20-

branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the Comptroller make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating and a statement describing the basis for the rating, which is publicly disclosed.
BSA
         Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $ 10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $ 10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.
CEBA
         An omnibus federal banking bill, known as the Competitive Equality Banking Act ("CEBA"), was signed into law in August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions -21-

between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed and failing banks; (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan.
FDICIA
    Capital Categories
         In December of 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below:

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

FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.
Examinations and Audits
         Annual full-scope, on site examinations are required for all FDIC-insured institutions except institutions with assets under $ 250 million which are well capitalized, well managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. Banks with total assets of $ 150 million or more are required to submit to their supervising federal and state banking agencies a publicly available annual audit report and are subject to additional accounting and reporting regulations.
Truth-In-Savings
         A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks -24-

with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There are some operational costs of complying with the Truth-In-Savings law.
         Management believes that full implementation of the FDICIA has had no material impact on liquidity, capital resources or reported results of operation.
Item 2.  Properties
         The main administrative office of the Bank, which also includes a drive-up facility, is located in McConnellsburg, Pennsylvania. The Bank currently has six branch offices one of which is located at Penn's Village on Route 16 at the east end of McConnellsburg, Pennsylvania. This branch office opened on May 11, 1981. In addition, the Bank installed an ATM at the Penn's Village Shopping Center in March, 1989. The Bank also serves the communities surrounding the Pennsylvania/Maryland border through its branch office located in Warfordsburg, Pennsylvania. This branch opened for business on April 4, 1983. On the same day, a third branch office was opened in Hustontown, Pennsylvania, which services northern Fulton County.
Finally, to service the southern end of Huntington County, the Bank acquired a branch in Shade Gap, Pennsylvania, on September 26, 1988. On July 15, 1999, the Bank opened a branch, including an ATM, at the Sandy Ridge Mall in



-25-

Orbisonia, PA. To service the western portion of Franklin County, the Bank opened a branch, including an ATM, on Route 30 in St. Thomas, PA on November 15, 1999. On
January 7, 1997 ATM's were opened at the Warfordsburg and Hustontown branches. In June, 1998 the Bank opened an ATM at the Shade Gap branch and added an ATM to its main office drive-up facility. The main office, Warfordsburg, Hustontown, Orbisonia and Shade Gap branches are owned by the Bank. The Penn's Village branch is rented.
         The Bank plans to close its Shade Gap branch
(except for the ATM facility) on June 30, 2000.
Item 3.  Legal Proceedings.
         Fulton Bancshares Corporation is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of the Company's management, Fulton Bancshares Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company's operations or financial position.
Item 4.  Submission of Matters to Vote of Security Holders.
         None
Item 5.  Market for Registrant's Common Stock and Related
           Security Holder Matters.
         The corporation's common stock is traded on a limited basis in the local over-the-counter market. As of December 31, 1999, the approximate number of shareholders of record was 515.

                 Market     Cash        Market      Cash
                 Price    Dividend      Price     Dividend
                       1999                   1998
First Quarter $ 55.00   $ .17     $ 45.00   $ .165
Second Quarter     60.00     .17  50.00     .165
Third Quarter 60.00     .20  50.00     .19
Fourth Quarter     51.00     .32  55.00     .20

         Dividend restrictions are detailed in Note 15 of the annual shareholders report and are incorporated herein by reference.
-26-


Item 6.  Selected Financial Data.

                    1999   1998     1997    1996     1995
Income (000 omitted)

Interest income    $ 8,804   $ 8,192   $ 7,898   $ 7,513   $ 7,298
Interest expense   4,325     4,151     4,036     3,725     3,732
Provision for
 loan losses           195       185        20        65        62
Net interest
 income after
 provision for
 loan losses       4,284     3,856     3,842     3,723     3,504
Securities gains
 (losses)     6    4    3    (      2) 5
Other operating
 income            583  718  470  391  276
Other operating
 expenses            3,011     2,745     2,626     2,425     2,304
Income before
 income taxes      1,862     1,833     1,689     1,687     1,481
Applicable income
 tax                   395       406       384       455       422
    Net income          $ 1,467   $ 1,427   $ 1,305   $ 1,232   $ 1,059

Per share amounts are based on following weighted averages:

              1999 - 495,000     1997 - 495,000   1995 - 480,476
              1998 - 495,000     1996 - 495,000

Income before
 income taxes      $ 3.76    $ 3.70    $  3.41   $ 3.41    $  3.08
Applicable income
 taxes             .80  .82  .77  .92  .88
   Net income           2.96 2.88 2.64 2.49 2.20
Cash dividend paid      .86  .72  .70  .66  .55
Book value         25.76     25.21     23.04     20.50     19.08









-27-

Item 6.  Selected Financial Data (Continued).

               1999      1998     1997     1996     1995
Income (000 omitted)
Year-End Balance Sheet Figures (000 omitted)
Total assets  $ 128,478 $ 119,649 $ 105,770 $ 102,355 $  96,449
Net loans      90,995   80,214    70,416    63,791    59,871
Total investment
 securities        24,436    29,183    25,922    28,474    29,365
Deposits-non-
 interest
 bearing       12,354   11,553    8,159     10,000    7,959
Deposits-interest
 bearing       90,957   87,788    82,062    81,632    78,399
Total deposits     103,311   99,341    90,221    91,632    86,358
Liabilities for
 borrowed money    11,475    7,100     3,470     0    0
Total stock-
 holders'
 equity  12,753    12,479    11,407    10,149    9,445

Ratios
Average equity/
 average assets    10.36     10.51     10.29     9.80 9.29
Return on
 average equity    11.43     12.23     11.98     12.57     12.13
Return on
 average assets    1.18 1.29 1.23 1.23 1.13

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations included on pages 27 through 32 of the annual report to shareholders is incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data.
         The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 26 of the annual shareholders report for the year ended December 31, 1999 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.


-28-

FULTON BANCSHARES CORPORATION AND SUBSIDIARY
    For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.
    Closely related to the management of liquidity is the management of rate sensitivity which focuses on maintaining stability in the net interest margin.
  As
illustrated in the table below the tax equivalent net interest margin ranged from 3.9% to
4.0% of average earning assets during the past 3 years. An asset/liability committee
monitors and coordinates the overall asset/liability strategy.
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
                        Years Ended December 31

      ASSETS                  1999                     1998
    1997
                      Average                 Average                Average
(000 omitted)         Balance Interest Rate   Balance Interest Rate  Balance
 Interest Rate
Investment securities:
    Taxable interest
  income      $  20,274 $ 1,189   5.9% $  20,510 $ 1,185   5.8% $ 23,627  $
1,532    6.5%
Nontaxable interest
  income          5,903     292   4.9      5,793    286    4.9     5,090
254 5.0
    Total investment
          securities    26,177    1,481     5.7  26,303    1,471     5.6  28,717
    1,786     6.2
Loans (net of unearned
 discounts)        87,902    7,322     8.3  75,610    6,702     8.8  68,171
6,09
8   8.9
Other short-term
 investments             18       1    5.5        343      19   5.5        255
    14   5.5
         Total interest
           earning assets    114,097   8,804     7.7% 102,256   $ 8,192   8.0%
9
7,143    $ 7,898   8.1%
Allowance for loan
  losses      (      695)              (     578)               (      475)

Cash and due from banks 3,201               2,560               2,847

Bank premises and
 equipment         3,137               2,557               2,371
Other assets           4,245                    4,207               3,978

         Total assets   $ 123,985           $ 111,002           $ 105,864


  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits          $  16,951 $   401   2.4% $  16,779 $   455   2.7% $  15,528
$
   412   2.6%
Savings deposits   13,834    351  2.5  13,616    357  2.6  13,816    368  2.7
Time deposits 56,443    2,990     5.3  54,621    3,102     5.7  53,738    3,136
5.8
Short-term borrowings     11,804      583   4.9     4,426      237   5.4
2,114
   120   5.7
         Total interest
          bearing
       liabilities 99,032    $ 4,325   4.4% 89,442    $ 4,151   4.6  85,196
$
4,036    4.7%
Demand deposits    11,362              9,146               8,848
Other liabilities        666                 749                 927
Total liabilities  111,060             99,337              94,971
Stockholders'
 equity          12,925               11,665                  10,893

         Total liabilities &
           stockholders'
           equity       $ 123,985           $ 111,002           $ 105,864

Net interest income/net
  yield on average
  earning assets        $ 4,479   3.9%      $ 4,041   4.0%      $ 3,862   4.0%

              For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the
taxable equivalent adjustment is made to equate nontaxable interest on the same basis as
taxable interest.  The marginal tax rate was 34% for 1999, 1998 and 1997.
-29-

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                      1999 Versus 1998             1998 Versus 1997
                    Increase (Decrease)          Increase (Decrease)
                     Due to Change in              Due to Change in

                                   Total                           Total
               Average  Average   Increase     Average   Average  Increase
               Volume     Rate   (Decrease)    Volume      Rate  (Decrease)
(000 omitted)
Interest Income
    Loans (net of
     unearned
     discounts)    $ 1,082   ($ 462)   $ 620     $ 662     ($  58)   $ 604
    Taxable
     investment
     securities    (     14) 18   4    (  202)   (  145)   (  347)
    Nontaxable
     investment
     securities        5     1    6    35   (    3)   32
    Other short-term
     investments   (     18)     0     (   18)      5     0         5
         Total interest
          Income     1,055   (  443)     612      500 (  206)     294

Interest Expense
    Interest bearing
     Demand   5    (   59)   (   54)   33   10   43
    Savings
     deposits 6    (   12)   (    6)   (    5)   (    6)   (   11)
    Time deposits  104  (  216)   (  112)   51   (   85)   (   34)
    Short-term
     borrowings      398     (   52)     346        132    (   15)     117
         Total interest
          expense    513     (  339)     174       211     (   96)     115

         Net interest
          income             $ 438               $ 179

                   Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1999, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                         After 1 year   After 5 years
                 Within   but within      but within    After
                 1 year    5 years         10 years   10 years    Total

(000 omitted)

Bonds:
    U. S. Treasury
              Book value     $   0     $     0   $     0   $       0 $     0
         Yield     0%   0%   0%   0%   0%

    U. S. Government agencies
         Book value     0    9,751     500  0    10,251
         Yield     0%   4.61%     5.22%     0%   4.64%

    State and municipal
         Book value     250  2,256       990     594  4,090
         Yield     8.18%     7.41%     7.58%     7.02%     7.45%

    Mortgage-Backed
         Book value     0    27   14   4,849     4,890
         Yield         0%        5.24%      4.31%        4.69%      4.69%

Total book value   $ 250     $ 12,034  $ 1,504   $ 5,443   $ 19,231

    Yield      8.18%        5.11%    6.82%     4.94%      5.25%

Other Debt Securities:
    FHLMC/FNMA non-
     cumulative preferred
     stock
    Book value                              $  5,239
    Yield                                  7.50%

Equity Securities:
    Total Equity Securities                      $  1,002

         Yield                                  5.69%



Total Investment Securities                      $ 25,472

         Yield                                  5.73%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

LOAN PORTFOLIO


    The following table presents the loan portfolio at the end of each of the last five years:

                            1999     1998      1997      1996    1995
        (000 omitted)

Commercial, financial and
 agricultural $ 12,294  $ 11,401  $  7,180  $  7,648  $ 11,135
Real estate - Construction     0  0    0    0    386
Real estate - Mortgage  69,273    58,915    53,624    47,519    37,822
Installment and other
 personal loans (net of
 unearned discount)       10,228    10,478    10,099     9,068    10,872
    Total loans    $ 91,795  $ 80,794  $ 70,903  $ 64,235  $ 60,215

         Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages and installments) at December 31, 1999:

                            Under One   One to    Over Five
                              Year    Five Years    Years    Total

(000 omitted)

Commercial, financial and
 agricultural $ 7,991   $ 2,213   $ 2,090   $ 12,294
Real estate - Construction         0         0         0           0
    Total          $ 7,991   $ 2,213   $ 2,090   $ 12,294

         The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1999:

                                       Fixed Rate          Variable
                                          Loans           Rate Loans
   (000 omitted)

Due within one year     $ 10,024  $ 11,144
Due after one but within five years     16,530    8,515
Due after five years      21,555    24,027
    Total          $ 48,109  $ 43,686

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

                                      Years Ended December 31
                            1999      1998      1997     1996      1995

        (000 omitted)

Average total loans
 outstanding (net of
 unearned income)  $ 87,902  $ 75,610  $ 68,171  $ 62,530  $ 61,011

Allowance for loan losses,
 beginning of period    $    580  $    487  $    444  $    345  $    358
Additions to provision
 for loan losses charged
 to operations     195  185  20   65   62
Loans charged off during
 the year
   Commercial 14   67   6    0    35
    Installment          34       47        40         9         48
         Total charge-off's        48      114        46         9         83

Recoveries of loans
 previously charged off:
    Commercial     63   16   49   33   1
    Installment           10       6        20        10          7
         Total recoveries          73       22        69        43          8

Net loans charged off   (      25)          92   (     23) (     34)       75

Allowance for loan losses,   $    800  $   580   $   487   $   444   $    345

Ratio of net loans
 charged off to average
 loans outstanding (     .03)%        .12%  (    .03)%     (    .05)%
 .12%

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

                         1999     1998    1997      1996      1995

       (000 omitted)

Nonaccrual loans   $     0   $     0   $   413   $   310   $   310

Accrual loans:
    Restructured   $     0   $     0   $     0   $     0   $     0
    30 through 89 days
     past due 1,084     1,458     1,466     1,716     2,533
    90 days or more
     past due     168       442       431     1,041       253
     Total accrual
          loans    $ 1,252   $ 1,900   $ 1,897   $ 2,757   $ 2,786

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

FULTON BANCSHARES CORPORATION AND SUBSIDIARY


    The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                         Years Ended December 31

                    1999              1998                  1997


                    Percentage            Percentage             Percentage
          Allowance of Loans to Allowance of Loans to Allowance of Loans to
           Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
(000 omitted)

Commercial,
 financial and
 agri-
 cultural     $ 107     13.37%    $  82     14.11%    $  49     10.13%
Real estate -
 Constr-
 uction  0    0.00  0   0.00 0    0.00
Real estate -
 Mortgage     609  76.13     423  72.92     368  75.63
Instal-
 lment      84      10.50       75      12.97       70      14.24
    Total     $ 800     100.00%   $ 580     100.00%   $ 487     100.00%


                                  Years Ended December 31
                              1996                          1995

                                     Percentage                  Percentage
                     Allowance       of Loans to     Allowance  of Loans to
                      Amount         Total Loans      Amount    Total Loans

    (000 omitted)

Commercial,
 financial and
 agricultural $  53     11.91%    $ 123     35.68%
Real estate -
 Construction 0    0.00  2   0.64
Real estate -
 Mortgage     328  73.98     157  45.62
Installment                63      14.11       63      18.06
    Total     $ 444     100.00%   $ 345     100.00%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

DEPOSITS


    The average amounts of deposits are summarized below:

                                      Years Ended December 31

                                     1999        1998       1997

      (000 omitted)

Demand deposits    $ 11,362  $  9,146  $  8,848
Interest bearing demand deposits  16,951    16,779    15,528
Savings deposits   13,834    13,616    13,816
Time deposits   56,443    54,621    53,738
     Total deposits     $ 98,590  $ 94,162  $ 91,930

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1999:

                  Maturity                       (000 omitted)

    Certificates of Deposit
         Three months or less     $  3,075
         Over three months through six months      6,682
         Over six months through twelve months   1,863
         Over twelve months       843
                   $ 12,463


   RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)


    The following table presents a summary of significant earnings and capital ratios:

                                   1999        1998        1997

    Assets    $ 123,985 $ 111,002 $ 105,864
    Net income     $   1,467 $   1,427 $   1,305
    Equity    $  12,925 $  11,665 $  10,893
    Cash dividends paid $     426 $     356 $     347
    Return on assets    1.18%     1.29%     1.23%
    Return on equity    11.43%    12.23%    11.98%
    Dividend payout ratio    29.0%     24.9%     26.6%
    Equity to asset ratio     10.36%   10.51%    10.29%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS


                                      Years Ended December 31

                                1999     1998      1997      1996      1995
(000 omitted)

Interest income    $ 8,804   $ 8,192   $ 7,898   $ 7,513   $ 7,298
Interest expense     4,325     4,151     4,036     3,725     3,732
Net interest income     4,479     4,041     3,862     3,788     3,566
Provision for loan losses        195       185        20        65        62

         Net interest income after
       provision for loan
       losses 4,284     3,856     3,842     3,723     3,504

Other income:
    Trust     12   97   63    43  42
    Service charges - Deposits     160 140  146  130  99
    Other service charges,
     collection and exchange,
     charges, commission fees      127 123  93   102  69
    Other operating income       290       362       171       114        71
         Total other income      589       722       473       389       281

Income before operating
 expense 4,873     4,578     4,315     4,112     3,785

Operating expenses:
    Salaries and employees
     benefits 1,314     1,242     1,178     1,129     1,072
    Occupancy and equipment
     expense  647  569  465  418  370
    Other operating expenses   1,050       934       983       878       862
         Total operating
          Expenses   3,011     2,745     2,626     2,425     2,304

Income before income taxes   1,862     1,833     1,689     1,687     1,481
Income tax        395       406       384       455       422

         Net income applicable
          to common stock    $ 1,467   $ 1,427   $ 1,305   $ 1,232   $ 1,059


Per share data:
    Earnings per common share     $ 2.96         $ 2.88         $ 2.64
$
2.49          $ 2.20
    Cash dividend - Common   .86       .72       .70       .66       $  .55
    Weighted average number
     of common shares   495,000   495,000   495,000   495,000   480,476

                 * Based on 495,000 shares outstanding

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES

  ($ 000 omitted)         1999       1998       1997       1996      1995

LOANS
    Lines of credit     $   2,921 $   3,332 $   3,290 $  3,492  $  3,556
    Tax free  846  1,281     2,201     2,458     3,027
    Commercial     18,413    14,203    13,966    12,702    10,356
    Mortgage  48,070    40,916    35,415    32,833    33,430
    Consumer                    17,652    15,878    13,299   11,045    10,642
         Total loans            87,902    75,610    68,171   62,530    61,011

INVESTMENT SECURITIES
    U.S. Government     0    0    0    254  404
    U.S. Government agencies 8,465     5,863     6,931     6,984     5,361
    State & municipal   5,903     5,793     5,090     3,040     1,586
    Mortgage-backed securities    5,988     9,324     13,861    18,730    19,777
    FNMA & FHLMC preferred
     stock    5,021     4,746     2,443     124  0
    Other           800       577       392      679       468

         Total investment
          securities       26,177    26,303    28,717   29,687    27,596

OTHER SHORT-TERM INVESTMENTS
    Federal funds sold         18       343       255      430       661

TOTAL EARNING ASSETS      114,097        102,256    97,143   92,647    89,268

TOTAL ASSETS  $ 123,985 $ 111,002 $ 105,864 $ 99,844  $ 93,959

Percent increase (decrease)  11.5%     4.9%      6.0% 6.3% 4.0%

DEPOSITS
    Interest-bearing
     demand   $  16,951 $  16,979 $  15,528 $ 15,758  $ 14,871
    Savings   13,834    13,616    13,816    14,578    14,663
    Time    56,443    54,621    53,738   49,582    47,502
         Total interest-
          bearing deposits       87,228        85,016     83,082       79,918

77,036

OTHER BORROWINGS
    Federal funds purchased  70   622  276  908  524
    Liabilities for borrowed
     money       11,734     3,804     1,838      288       185

TOTAL INTEREST-BEARING
  LIABILITIES    99,032    89,442    85,196   81,114    77,745

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                                   1999      1998   1997      1996    1995
AVERAGE RATES EARNED
                                   %        %      %         %       %

Loans
    Commercial     8.32 9.23 9.11 9.31      9.95
    Mortgage  8.01 8.61 8.67 8.64 8.99
    Consumer       8.74 8.77 8.89 9.58 10.09
    Tax free  5.53 5.82 5.62 5.91 6.05
    Lines of credit                    8.35 8.81 9.19 9.13  9.84
         Total     8.37 8.72 8.73 9.09  9.22


Investment Securities
    U.S. Government     0.00 0.00 0.00 6.40 6.40
    U.S. Government agencies 6.05 5.95 6.17 6.09 5.86
    State & municipal                  4.94 4.93 5.00 5.02 5.08
    Mortgage-backed securities    5.44 5.50 6.46 6.50 5.94
    Other     5.96 5.99 7.27 6.32   6.54
         Total     5.65 5.57 6.22 6.08   5.89

Other Short-Term Investments
    Federal funds sold  4.43 5.49 5.51 5.30  5.85

Total earning assets    7.72 7.90 8.13 8.11  8.15

AVERAGE RATES PAID
    Time & savings deposits  4.29 4.60 4.71 4.59 4.77
    Federal funds purchased       5.05 5.57 5.61 5.61 6.09
    Liabilities for borrowed money     4.91 5.32 5.68 5.55  6.36

Total interest-bearing
 liabilities  4.37 4.64 4.74 4.59  4.78

Item 9.  Disagreements on Accounting and Financial Disclosures.

         Not applicable.

PART III
    The information required by Items 10, 12 and 13 is incorporated by reference from Fulton Bancshares
Corporation's definitive proxy statement for the 2000 Annual
Meeting of shareholders filed pursuant to Regulation 14A.

Item 11. Executive Compensation
         Shown below is information concerning the annual compensation for services in all capacities to the Company, the Bank, and FCCDC for the fiscal years ended December 31, 1999, 1998 and 1997 of the Chief Executive Officer. There were no other officers of the Company, the Bank, or FCCDC whose total annual salary and bonus during that time frame exceeded $ 100,000.
Summary Compensation Table

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
Clyde H.
 Bookheimer
 President &
 CEO          1999 $ 117,208 $ 0  $ 0  $ 0  $ 0  $ 0  $ 61,990
         1998  112,000   0    0    0    0    0    47,566
         1997  101,825   0    0    0    0    0    59,889

     Footnotes:
     (1)  All other compensation includes the following:

               Fringe Benefits                                         Deferred
             (Personal Use of Bank  Retirement Supplemental Executive  Directors
    Directors  Owned Vehicle)          Plan      Retirement Plan        Fees

1999     $     0   $ 1,234   $ 12,149  $ 48,607  $     0
1998          0       908          7,906     38,752        0
1997          0     1,140     6,081     52,668        0

    The supplemental executive retirement plan was funded by single premium
life insurance policies on the    CEO, with the Bank named as beneficiary.
Actual payments to the CEO amounting to $ 73,000 annually will not begin
until 2005.   At December 31, 1999, the cash surrender value of the policies was $ 789,884.

PART IV
Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.
         (a)  Certain documents filed as part of Form 10-K
              Financial Statement Schedules and Exhibits
              (1) Financial statements. See Item 8 of this report for the index to financial statements.
(2) Financial statement schedules. See Item 8 of this report.
Schedule I - Distribution of assets,
liabilities and stockholders' equity,
interest rates and interest differential tax equivalent yields
Schedule II - Changes in net interest
income tax equivalent yields
Schedule III - Investment portfolio
Schedule IV - Loan portfolio
Schedule V - Summary of loan loss
experience
Schedule VI - Nonaccrual and delinquent
loans
Schedule VII - Allocation of allowance for loan losses
Schedule VIII - Schedule of deposits,
return on equity and assets
Schedule IX - Consolidated summary of
operations

              (3)  Exhibits.
    Exhibit Numbers
              (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
                        Not applicable.
              (3)       (a) Articles of incorporation.
Incorporated by reference to Exhibit 3A to the Registrant's Registration Statement on
Form SB-2, Registration No. 33-85626.
                        (b)  By-laws.  Incorporated by reference to
                        Exhibit 3B to the Registrant's
                        Registration Statement on Form SB-2,
                        Registration No. 33-85626.
              (4)       Instruments defining the rights of
                        security holders including indentures.
                        The rights of the holders of Registrant's common stock are contained in:
                   (i)  Articles of Incorporation of Fulton
Bancshares Corporation, filed as
Exhibit 3A to Registrant's
Registration Statement on Form SB-2
(Registration No. 33-85626).
                        (ii) By-laws of Fulton Bancshares
Corporation, filed as Exhibit 3B to
the Registrant's Registration
Statement on Form SB-2 (Registration
No. 33-85626).
(9) Voting trust agreement.  Not applicable.

         (10) Material contracts.  None.
         (11) Statement re: computation of per share earnings. See Item 5 of this report.
         (12) Statements re: computation of ratios. Not applicable.
         (13) Annual report to security holders, Form 10-Q or quarterly report to security holders. Not applicable.
         (16) Letter re:  change in certifying accountant.
              not applicable.
         (18) Letter re:  change in accounting principles.
              Not applicable.
         (21) Subsidiaries of the registrant. Filed herewith as Exhibit 21.
         (22) Published report regarding matters submitted to vote of security holders. Not applicable.
(23) Consents of experts and counsel.  Filed
              herewith.
         (24) Power of attorney.  Not applicable.
         (27) Financial data schedule. Filed herewith under Item 8.
         (28) Information from reports furnished to state insurance regulatory authorities. Not applicable.
         (99) Additional exhibits.  Not applicable.
    (b)  Reports on Form 8-K.  None.

SIGNATURES


    In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report was signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                    Title                Date

/s/ Clyde H. Bookheimer      Director, President &    March     , 2000
Clyde H. Bookheimer     CEO (Principal Executive
    Officer)

/s/ David L. Seiders         Director  March     , 2000
David L. Seiders

/s/ Cecil B. Mellott         Director & Vice          March     , 2000
Cecil B. Mellott   Chairman

/s/ Robert C. Snyder         Director &          March     , 2000
Robert C. Snyder   Chairman

/s/ Ellis L. Yingling        Director & Vice          March     , 2000
Ellis L. Yingling  Chairman

/s/ Clair R. Miller          Director  March ____, 2000
Clair R. Miller

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

                                                Exhibit 23.1

INDEPENDENT AUDITOR'S CONSENT


Board of Directors and Shareholders
Fulton Bancshares Corporation


    We consent to the incorporation by reference in registration statements (Form SB-2 No. 33-85626) of Fulton Bancshares Corporation of our report dated February 15, 2000, appearing in this annual report on Form 10-K of Fulton Bancshares Corporation for the year ended December 31, 1999.





SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 23, 2000