Form 10-Q
period 2000-03-31
FULTON BANCSHARES CORP
filed 2000-05-15
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000
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

          Class                       Outstanding at April 27, 2000
(Common stock, .625 par value)                   495,000
















Page 1 of 14 pages









FULTON BANCSHARES CORPORATION

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - March 31, 2000
      and December 31, 1999  3
    Condensed consolidated statements of income - three months
      ended March 31, 2000 and 1999    4
    Condensed consolidated statements of comprehensive income -
      three months ended March 31, 2000 and 1999 5
    Condensed consolidated statements of cash flows - three
      months ended March 31, 2000 and 1999  6
    Notes to condensed consolidated financial statements   7 and 8

    Management's discussion and analysis of financial
      condition and results of operations   9 - 12

PART II - OTHER INFORMATION  13

    Signatures     14

    Exhibits



















Page 2 of 14 page























PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                             March 31,     December 31,
                                              2000             1999  *
    ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks $   3,316 $   4,582
Federal funds sold 275  0
Available-for-sale securities     23,411    23,567
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market   870  870
Loans, net of allowance for loan losses     94,761    90,995
Bank building, equipment, furniture &
 fixtures, net     3,664     3,710
Other real estate owned 229  230
Accrued interest/dividends receivable  877  731
Cash surrender value of life insurance 3,062     3,028
Other assets        825       765
         Total assets   $ 131,290 $ 128,478

LIABILITIES
Deposits:
         Noninterest-bearing deposits  $  13,137 $  12,354
         Interest-bearing deposits:
              Savings deposits    29,313    29,913
              Time deposits     62,727    61,044
                   Total deposits 105,177   103,311
Accrued interest payable     484  421
Other borrowed money    12,000    11,475
Other liabilities        604       518
              Total liabilities     118,265   115,725

STOCKHOLDERS' EQUITY
    Capital stock, common, par value - $ 0.625;
     4,000,000 shares authorized; 495,000
     shares issued and outstanding, at March 31,
     2000 and December 31, 1999   309  309
    Surplus        2,051     2,051
    Retained earnings   11,319    11,076
    Net unrealized gains/(losses) available-
     for-sale securities     (      654)    (      683)
              Total stockholders' equity       13,025    12,753

              Total liabilities and
               stockholders' equity    $ 131,290 $ 128,478

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 14 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
                                                  2000         1999
                                                  (000 Omitted)
Interest & Dividend Income
    Interest & fees on loans $   1,979 $   1,752
    Interest & dividends on investment
     securities:
         U.S. Government securities    232  227
         Obligations of state & political
          subdivisions  51   75
    Interest on federal funds sold     2    0
    Other interest & dividend income          91        83
              Total interest & dividend income       2,355     2,137
Interest Expense
    Interest on deposits     1,018     931
    Interest on federal funds purchased      0   3
    Interest on other borrowed money         147       113
              Total interest expense       1,165     1,047

              Net interest income before
               provision for loan losses    1,190     1,090
Provision for loan losses           15        85

Net interest income after provision
 for loan losses       1,175     1,005

Other Income
    Service charges on deposit accounts     37   36
    Other fee income    26   35
    Other noninterest income 44   132
    Securities gains (losses)              0             2
              Total other income        107       205
Other Expense
    Salaries and employee benefits     399  337
    Fixed asset expenses (including
     depreciation) 181  150
    FDIC insurance premiums  5    3
    Other noninterest expenses          265       267
              Total other expenses           850       757

              Net income before income taxes     432  453
Applicable income taxes       100        81
              Net income     $     332 $     372
Weighted average number of shares
 outstanding  495,000   495,000

Net income per share    $     .67 $     .75
Cash dividends declared per share $     .18 .17

The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 14 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
                                                   2000         1999
                                                      (000 Omitted)
Net income         $ 332     $ 372

Unrealized gain (loss) on investments available for
  sale, net of tax    29     (   74)

Comprehensive income    $ 361     $ 298








































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 14 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2000 and 1999
(UNAUDITED)
                                                   2000        1999
                                                   (000 Omitted)
Cash flows from operating activities:
    Net income     $   332   $   372
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization 93   71
         Provision for loan losses     15   85
         Other - Net    (    108) (      64)
Net cash provided by operating activities       332        464

Cash flows from investing activities:
    Purchase of investment securities -
     Available-for-sale 0    (     690)
    Net (increase) in federal funds sold    (    275) 0
    Purchase of Federal Home Loan Bank Stock     0    (     193)
    Sales of available-for-sale securities  0    1,843
    Maturities of available-for-sale securities  202  2,053
    Net (increase) in loans  (  3,781)      (   3,577)
    Proceeds of director's life insurance   0    360
    Purchases of & deposits on bank premises
     and equipment - net     (     46) (     294)
Net cash (used) by investing activities     (  3,900) (     498)

Cash flows from financing activities:
    Net increase (decrease) in deposits     1,866     (   3,076)
    Dividends paid (     89) (      84)
    Net increase (decrease)in federal funds
      Borrowed     0    (   2,100)
    Net increase (decrease) in other
      borrowed money                 525      4,750
Net cash provided (used) by financing
 activities     2,302   (     510)

Net (decrease) in cash and cash equivalents (  1,266) (     544)

Cash and cash equivalents, beginning balance       4,582     3,301

Cash and cash equivalents, ending balance   $ 3,316   $ 2,757

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest  $ 1,102   $   892
         Income taxes   0    0

Supplemental schedule of noncash investing
 and financing activities:
    Change in net unrealized gain on investments
     available for sale (net of deferred taxes)  29   (      74)

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 14 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.  Basis of Presentation

The financial information presented at and for the three months ended March 31, 2000 and 1999 is unaudited. Information presented at December 31, 1999 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 6.  Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 495,000 shares for the quarters ended March 31, 2000 and 1999.

Note 7.  Investment Securities

The carrying amounts of investment securities and their approximate fair values at March 31, 2000 were as follows:

                              Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

         Debt securities available for sale:

         FNMA/FHLMC non-
          cumulative
          preferred
          stocks   $  5,239,344     $      0     ($  427,329)   $  4,812,015
         State & municipal
          securities    4,096,586 33,729    (   182,111)   3,948,204
         U.S. Government
          agencies 10,251,087     0    (   273,089)   9,977,998
    Mortgage-backed
     securities      4,683,134        1,270 (   142,897)      4,541,507
         Equity
          securities         132,000          0           0          132,000
              $ 24,402,151   $ 34,999  ($ 1,025,426)  $ 23,411,724

    There were no securities categorized "Held-to-maturity" or "Trading" at March 31, 2000.

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

Consequently, a "Statement of Comprehensive Income" has been included in this filing.
Page 8 of 14 pages

FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

    Net after tax income for the first quarter of 2000 was $ 332,000 compared to $ 372,000 for the same period in 1999, representing a decrease of $ 40,000, or 10.8%. Net income on an adjusted per share basis for the first three months of 2000 was $ .67, a decrease of $ .08 from the $ .75 per share realized during the quarter ended March 31, 1999.

INTEREST INCOME

    Interest income for the first quarter of 2000 was $ 2,355,000 compared with $ 2,137,000 as of March 31, 1999, for an increase of $ 218,000, or 10.2%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 2000 compared with the same period in 1999. Management expects average rates earned for the rest of 2000 to be higher than the previous year since interest rates have increased.

INTEREST EXPENSE

    Interest expense for the quarter ended March 31, 2000 was $ 1,165,000, an increase of $ 118,000, or 11.3% over the
$ 1,047,000 incurred for the same period in 1999. The increase was due primarily to higher average balances of borrowed monies, which were used to fund loan growth. Management expects interest expense to be higher for the rest of 2000 because borrowed monies or more costly time deposits most likely will be used to fund the loan growth.

NET INTEREST MARGIN

    The net interest margin for the first quarter of 2000 was 4.00% compared to 4.01% for the first quarter of 1999. Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

    Noninterest income for the first three months of 2000 and the same period in 1999 was $ 107,000 and $ 205,000, respectively. Service charges on deposit accounts increased 2.8% over the same period in 1999. Other fee income decreased 25.7% because of decreases in fiduciary fees and other miscellaneous fee income. Other noninterest income decreased $ 88,000, or 66.7%, primarily due to director life insurance benefit income of $ 91,000 reported during the first quarter of 1999.


Page 9 of 14 pages

NONINTEREST EXPENSES

    Noninterest expenses for the first quarter of 2000 were $ 850,000, an increase of $ 93,000, or 12.3%, from the $ 757,000 reported for the same period of 1999. Salaries and employee-related expenses were up 18.4% over the first quarter of 1999 primarily due to the addition of two branch offices during July, 1999 and November, 1999. Fixed asset expenses were up 20.7% primarily due to increased equipment and building maintenance costs and depreciation for the additional branch offices. Other noninterest expenses were controlled at $ 270,000 for the first quarters of both 2000 and 1999.

INCOME TAXES

    The income tax provision for the first quarter of 2000 was $ 100,000 compared to $ 81,000 for the same period in 1999. The increase was due primarily to a 32% decrease in tax-exempt interest on obligations of state and political subdivisions, and the receipt of nontaxable director life insurance benefits in 1999.

PROVISION FOR LOAN LOSSES

    A $ 15,000 provision for loan losses was made for the first three months of 2000 compared with $ 85,000 for the same period in 1999. The provisions were based on management's evaluation of the reserve for possible loan losses at March 31, 2000 and 1999.

    A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)

                               March 31, 2000        March 31, 1999
Allowance for loan losses
    Beginning of period $ 800     $ 580

    Loans charged-off during the period:
         Real estate loans   0    0
         Installment loans   8    9
         Commercial and all other loans         1        10
         Total charge-offs           9    19

    Recoveries of loans previously
     charged-off:
         Real estate loans   0    0
         Installment loans   2    1
         Commercial and all other
        loans         1     7
         Total recoveries        3         8
Net loans (charged-off) recovered (    6)   (    11)
Provision for loan losses charged to
 operations      15        85
Allowance for loan losses - end of
 period  $ 809     $ 654

Page 10 of 14 pages

         The following shows the summary of nonperforming loans.
NONPERFORMING LOANS
(In 000's)
                    March 31, 2000             December 31, 1999

           Past Due 90 Days              Past Due 90 Days
           or More and Still             or More and Still
              Accruing       Nonaccruing      Accruing
Nonaccruing
Real estate
 loans   $ 163     $ 0  $ 168     $ 0
Installment
 loans   35   0    0    0
Commercial and
 all other
 loans       2       0      0       0
   Total
    loans     $ 200     $ 0  $ 168     $ 0

ASSETS

    Total assets on March 31, 2000 were $ 131,290,000, compared with $ 128,478,000, on December 31, 1999 for an increase of 2.2%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on March 31, 2000 stood at $ 94,761,000, an increase of 4.1% from $ 90,995,000 on December 31,
1999. The loan loss reserve at the end of the first quarter of 2000 was $ 809,000 compared with $ 800,000 at year-end 1999 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

LIABILITIES

    Total deposits increased 1.8% to $ 105,177,000 as of March 31, 2000 compared with $ 103,311,000 at December 31, 1999.
Noninterest-bearing demand deposits increased 6.3% and certificates of deposit increased 2.7% while interest-bearing savings deposits decreased 2.0%.

CAPITAL

    Total equity as of March 31, 2000 was $ 13,025,000 representing 9.9% of total assets, an increase of $ 272,000 from the $ 12,753,000 reported on December 31, 1999. Accumulated earnings for the first three months of 2000 were partially offset by a $ 29,000 decrease in net unrealized holding losses (net of deferred tax) and dividends declared and paid of $ 89,100.

REGULATORY CAPITAL

    The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at March 31, 2000 is as follows:

Page 11 of 14 pages

                              Fulton Bancshares  Regulatory Minimum
                                 Corporation         Requirements
Leverage ratio     10.5%     4.0%
Risk based capital ratios:
    Tier I (core capital)    14.3%     4.0%
    Combined tier I and tier
     II (core capital plus
     allowance for loan losses)   15.2%     8.0%

    The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

BALANCE SHEET ANALYSIS
(In 000's)
                                Balance Sheets Condensed Average
                                 First Quarter      First Quarter
                                     2000              1999
    ASSETS

Federal funds sold $     137 $       0
Securities available for sale     23,328    27,782
Other investments  870  685
Loans       93,586    83,313
    Total interest-earning assets 117,921   111,780
Cash and due from banks 3,491     2,648
Bank premises and equipment  3,686     2,724
All other assets   4,323     4,142
Allowance for loan losses    (      803)    (      604)
    Total assets   $ 128,618 $ 120,690

           LIABILITIES

Interest-bearing deposits in domestic
 offices $  92,135 $  86,386
Federal funds purchased 4    237
Other short-term borrowings         11,052     10,292
    Total interest-bearing liabilities 103,191   96,915

Noninterest-bearing deposits 12,284    10,572
All other liabilities          416           743
    Total liabilities   115,891   108,230

         STOCKHOLDERS' EQUITY

Common stockholders' equity  13,429    12,371
Net unrealized holding losses, net
 of tax        (      702)           89
    Total stockholders' equity       12,727    12,460

    Total liabilities and stockholders'
      equity  $ 128,618 $ 120,690



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







                   /s/
                   Clyde H. Bookheimer,
                   President and Chief
Executive                    Officer




Date                         /s/
Doriann Hoffman, Vice
President (Principal
Financial     Officer)



























Page 14 of 14 pages

EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


    We have reviewed the accompanying consolidated statement of financial condition of Fulton Bancshares Corporation and Subsidiaries as of March 31, 2000 and the related consolidated statement of changes in stockholders' equity for the three months ended March 31, 2000 and the consolidated statements of income, comprehensive income, and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the corporation's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




    /s/ Smith Elliott Kearns & Company, LLC

    SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
May 9, 2000