Form 10-Q
period 2000-06-30
FULTON BANCSHARES CORP
filed 2000-08-11
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000
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
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at July 31, 2000
(Common stock, .625 par value)                   495,000
















Page 1 of 18 pages









FULTON BANCSHARES CORPORATION

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - June 30, 2000
	  and December 31, 1999	3
	Condensed consolidated statements of income - three months
	  ended June 30, 2000 and 1999	4
	Condensed consolidated statements of comprehensive income -
	  three months ended June 30, 2000 and 1999	5
	Condensed consolidated statements of income - six months
	  ended June 30, 2000 and 1999	6
	Condensed consolidated statements of comprehensive income -
	  six months ended June 30, 2000 and 1999	7
	Condensed consolidated statements of cash flows - six
	  months ended June 30, 2000 and 1999	8
	Notes to condensed consolidated financial statements	9 and 10

	Management's discussion and analysis of financial
	  condition and results of operations	11 - 16

PART II - OTHER INFORMATION	17

	Signatures	18

	Exhibits















Page 2 of 18 page























PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30,      December 31,
                                              2000             1999  *
ASSETS                                     (Unaudited)
                                                 (000 Omitted)

Cash and due from banks	$   3,625	$   4,582
Available-for-sale securities	23,644	23,567
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market	870	870
Loans, net of allowance for loan losses	97,797	90,995
Bank building, equipment, furniture &
 fixtures, net	3,615	3,710
Other real estate owned	228	230
Accrued interest/dividends receivable	830	731
Cash surrender value of life insurance	3,096	3,028
Other assets	      837	      765
		Total assets	$ 134,542	$ 128,478

LIABILITIES
Deposits:
		Noninterest-bearing deposits	$  13,650	$  12,354
		Interest-bearing deposits:
			Savings deposits	28,766	29,913
			Time deposits	   62,739	   61,044
				Total deposits	105,155	103,311
Accrued interest payable	376	421
Other borrowed money	15,225	11,475
Other liabilities	      541	      518
			Total liabilities	  121,297	  115,725

STOCKHOLDERS' EQUITY
Capital stock, common, par value - $ 0.625;
 4,000,000 shares authorized; 495,000
 shares issued and outstanding, at June 30,
 2000 and December 31, 1999 	309	309
Surplus		2,051	2,051
Retained earnings	11,625	11,076
Net unrealized gains/(losses) available-
 for-sale securities	(      740)	(      683)
			Total stockholders' equity	   13,245	   12,753

			Total liabilities and
			 stockholders' equity	$ 134,542	$ 128,478

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 18 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
                                                  2000         1999
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   2,090	$   1,804
	Interest & dividends on investment
	 securities:
		U.S. Government securities	233	203
		Obligations of state & political
		 subdivisions	51	75
	Interest on federal funds sold	2	1
	Other interest & dividend income	       93	       88
			Total interest & dividend income	    2,469	    2,171
Interest Expense
	Interest on deposits	1,047	912
	Interest on federal funds purchased	 6	0
	Interest on other borrowed money	      187	      147
			Total interest expense	    1,240	    1,059

			Net interest income before
			 provision for loan losses	1,229	1,112
Provision for loan losses	       15	       15

Net interest income after provision
 for loan losses	    1,214	    1,097

Other Income
	Service charges on deposit accounts	38	37
	Other fee income 	36	25
	Other noninterest income	45	40
	Securities gains	         5	        0
			Total other income	      124	      102
Other Expense
	Salaries and employee benefits	346	300
	Fixed asset expenses (including
	 depreciation)	172	142
	FDIC insurance premiums	5	3
	Other noninterest expenses	      280	      261
			Total other expenses	      803	      706

			Net income before income taxes	535	493
Applicable income taxes	      140	      125
			Net income	$     395	$     368
Weighted average number of shares
 outstanding	495,000	495,000

Net income per share	$     .80	$     .74
Cash dividends declared per share	$     .18	.17

The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 18 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
                                                   2000         1999
                                                      (000 Omitted)
Net income		$ 395	$ 368

Other comprehensive income, net of tax
	Unrealized gain (loss) on investments
	  available for sale	(   91)	(  183)
	Reclassification adjustment for gains
	  (losses) included in net income	     5	    0
Comprehensive income	$ 309	$ 185






































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 18 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
                                                  2000         1999
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   4,069	$   3,556
	Interest & dividends on investment
	 securities:
		U.S. Government securities	465	430
		Obligations of state & political
		 subdivisions	102	150
	Interest on federal funds sold	4	1
	Other interest & dividend income	      184	      171
			Total interest & dividend income	    4,824	    4,308
Interest Expense
	Interest on deposits	2,065	1,843
	Interest on federal funds purchased	 6	3
	Interest on other borrowed money	      334	      260
			Total interest expense	    2,405	    2,106

			Net interest income before
			 provision for loan losses	2,419	2,202
Provision for loan losses	       30	      100

Net interest income after provision
 for loan losses	    2,389	    2,102

Other Income
	Service charges on deposit accounts	75	73
	Other fee income 	62	60
	Other noninterest income	89	172
	Securities gains	         5	        2
			Total other income	      231	      307
Other Expense
	Salaries and employee benefits	745	637
	Fixed asset expenses (including
	 depreciation)	353	292
	FDIC insurance premiums	10	6
	Other noninterest expenses	      545	      528
			Total other expenses	    1,653	    1,463

			Net income before income taxes	967	946
Applicable income taxes	      240	      206
			Net income	$     727	$     740
Weighted average number of shares
 outstanding	495,000	495,000

Net income per share	$    1.47	$    1.49
Cash dividends declared per share	$     .36	.34

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 18 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
                                                   2000         1999
                                                      (000 Omitted)
Net income		$ 727	$ 740

Other comprehensive income, net of tax
	Unrealized gain (loss) on investments
	  available for sale	(   62)	(  259)
	Reclassification adjustment for gains
	  (losses) included in net income	     5	    2
Comprehensive income	$ 670	$ 483






































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 18 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2000 and 1999
(UNAUDITED)
                                                   2000        1999
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$   727	$   740
	Adjustments to reconcile net income to net
	  cash provided by operating activities:
		Depreciation and amortization	187	142
		Provision for loan losses	30	100
		Gain on sale - Securities	(      5)	0
		Other - Net	(    233)	(      96)
Net cash provided by operating activities	    706	     886

Cash flows from investing activities:
	Purchase of investment securities -
	 Available-for-sale	(    940)	(     690)
	Purchase of Federal Home Loan Bank Stock	0	(     267)
	Sales of available-for-sale securities	430	1,843
	Maturities of available-for-sale securities	353	2,469
	Net (increase) in loans	(  6,832) 	(   8,400)
	Proceeds of director's life insurance	0	360
	Deposits/improvements on OREO property	0	(       5)
	Purchases of & deposits on bank premises
	 and equipment - net	(     90)	(     677)
Net cash (used) by investing activities	(  7,079)	(   5,367)

Cash flows from financing activities:
	Net increase (decrease) in deposits	1,844	(   2,782)
	Dividends paid	(    178)	(     168)
	Net increase (decrease)in federal funds
	  Borrowed	0	(   2,100)
	Net increase (decrease) in other
	  borrowed money	           3,750	  8,975
Net cash provided by financing activities	  5,416	   3,925

Net increase(decrease) in cash and cash
 equivalents	(    957)	(     556)

Cash and cash equivalents, beginning balance	  4,582	  3,301

Cash and cash equivalents, ending balance	$ 3,625	$ 2,745

Supplemental disclosure of cash flows information:
	Cash paid during the period for:
		Interest	$ 2,110	$ 2,181
		Income taxes	233	221
Supplemental schedule of noncash investing
 and financing activities:
	Change in net unrealized gain on investments
	 available for sale (net of deferred taxes)	(     57)	(     257)

The accompanying notes are an integral part of these condensed financial statements.

Page 8 of 18 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended June 30, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.	Basis of Presentation

The financial information presented at and for the three months ended June 30, 2000 and 1999 is unaudited. Information presented at December 31, 1999 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Page 9 of 18 pages

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

Earnings per share of common stock were computed based on an average of 495,000 shares for the quarters ended June 30, 2000 and 1999.

Note 7.	Investment Securities

The carrying amounts of investment securities and their approximate fair values at June 30, 2000 were as follows:

                              Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value
		Debt securities available for sale:
		FNMA/FHLMC non-
	 	 cumulative
		 preferred
		 stocks	$  5,239,344	  $      0	($  543,673)	$  4,695,671
		State & municipal
		 securities	4,119,675	12,392	(   171,555)	3,960,512
		U.S. Government
		 agencies	10,250,865	0	(   280,615)	9,970,250
	Mortgage-backed
	 securities	  4,523,573	    4,715	(   142,485)	   4,385,803
		Corporate bonds	499,260	0	0	499,260
		Equity
		 securities	     132,000	       0	         0	     132,000
			$ 24,764,717	$ 17,107	($ 1,138,328)	$ 23,643,496

	There were no securities categorized "Held-to-maturity" or "Trading" at June 30, 2000.

Note 8.	Comprehensive Income

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

Consequently, a "Statement of Comprehensive Income" has been included in this filing.
Page 10 of 18 pages

FULTON BANCSHARES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW
	Net after tax income for the first six months of 2000 was $ 727,000 compared to $ 740,000 for the same period in 1999, representing a decrease of $ 13,000, or 1.8%. Net income on an adjusted per share basis for the first six months of 2000 was $ 1.47, a decrease of $ .02 from the $ 1.49 per share realized during the six months ended June 30, 1999.

RESULTS OF OPERATIONS
  Second Quarter 2000 vs. Second Quarter 1999

	Interest income for the second quarter of 2000 was $ 2,469,000 compared with $ 2,171,000 earned during the same period in 1999, for an increase of $ 298,000, or 13.7%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 2000 compared with the same period in 1999. Management expects average rates earned for the rest of 2000 to be higher than the previous year since interest rates have increased.

	Interest expense for the second quarter of 2000 was $ 1,240,000, an increase of $ 181,000, or 17.1% over the
$ 1,059,000 incurred for the same period in 1999. The increase was due primarily to higher average balances of time deposits and additional borrowings, which were used to fund loan growth. Management expects interest expense to be higher for the rest of 2000 because borrowed monies or more costly time deposits most likely will be used to fund the loan growth.

	Net interest income for the second quarter of 2000 totaled $ 1,229,000, up $ 117,000, or 10.5%, from the second quarter of 1999.

   Six Months 2000 vs. Six Months 1999
	Interest income for the first six months of 2000 was $ 4,824,000 compared with $ 4,308,000 as of June 30, 1999, for an increase of $ 516,000, or 12.0%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 2000 compared with the same period in 1999. Management expects average rates earned for the rest of 2000 to be higher than the previous year since interest rates have increased.

	Interest expense for the first six months of 2000 was $ 2,405,000, an increase of $ 299,000, or 14.2% over the
$ 2,106,000 incurred for the same period in 1999. The increase was due primarily to higher average balances of time deposits and additional borrowings, which were used to fund loan growth. Management expects interest expense to be higher for the rest of 2000 because borrowed monies or more costly time deposits most likely will be used to fund the loan growth.

Page 11 of 18 pages

	Net interest income for the first six months of 2000 totaled $ 2,419,000, up $ 217,000, or 9.9%, from June 30, 1999. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME
   Second Quarter 2000 vs. Second Quarter 1999

	Second quarter 2000 noninterest income increased $ 102,000 to $ 124,000, or 21.6%, primarily due to an $ 11,000 increase in other fee income. Service charges on deposit accounts increased $ 1,000, other noninterest income increased $ 5,000, and $ 5,000 in securities gains was reported.

   Six Months 2000 vs. Six Months 1999

	Noninterest income for the first six months of 2000 and the same period in 1999 was $ 231,000 and $ 307,000, respectively. Service charges on deposit accounts and other fee income increased $ 2,000 each. Other noninterest income decreased $ 83,000 primarily due to director life insurance benefit income of $ 91,000 reported during the first quarter of 1999. Securities gains of $ 5,000 were reported for the first six months of 2000 compared with $ 2,000 for the same period in 1999.

NET INTEREST MARGIN

	The net interest margin for the first six months of 2000 was 4.08% compared to 3.84% for the first six months of 1999.
Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST EXPENSES
   Second Quarter 2000 vs. Second Quarter 1999

	Noninterest expenses for the second quarter of 2000 totaled $ 803,000, an increase of $ 97,000, or 13.7%, over the $ 706,000 for the second quarter of 1999. Salaries and employee-related expenses were up $ 46,000, or 15.3%, primarily due to the addition of two branch offices in July and November, 1999, and merit pay increases. Fixed asset expenses increased $ 30,000, or 21.1%, primarily due to increased equipment and building maintenance costs and depreciation for the additional branch offices. Other noninterest expenses increased $ 19,000, or 7.3%, due to increases in advertising and promotion costs, telephone and other operating expenses.



Page 12 of 18 pages

   Six Months 2000 vs. Six Months 1999

	Noninterest expenses for the first six months of 2000 and the same period in 1999 were $ 1,653,000 and $ 1,463,000, respectively. Salaries and employee-related expenses were up $ 108,000, or 17.0%, primarily due to the addition of two branch offices in July and November, 1999, and merit pay increases. Fixed asset expenses increased $ 61,000, or 20.9%, primarily due to increased equipment and building maintenance costs and depreciation for the additional branch offices. Other noninterest expenses increased $ 17,000, or 3.2%, primarily due to increases in advertising and promotion costs, telephone and other operating expenses.

INCOME TAXES

	The income tax provision for the second quarter of 2000 was $ 140,000 compared with $ 125,000 for the second quarter of 1999. The effective income tax rate for the first six months of 2000 was 24.8% compared with 21.8% for the same period in 1999. The increase was primarily due to a 32% decrease in tax-exempt interest on obligations of state and political subdivisions, and the 1999 receipt of nontaxable director life insurance benefits.

PROVISION FOR LOAN LOSSES

	A $ 30,000 provision for loan losses was made for the first six months of 2000 compared with $ 100,000 for the first six months of 1999. The provisions were made based on management's evaluation of the reserve for possible loan losses at June 30, 2000 and 1999.

	A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)

                                       June 30, 2000  June 30, 1999
Allowance for loan losses
	Beginning of period	$ 800	$ 580
	Loans charged-off during the period:
		Real estate loans	0	0
		Installment loans	22	14
		Commercial and all other loans	    2	   14
		Total charge-offs	       24	   28
	Recoveries of loans previously
	 charged-off:
		Real estate loans	0	0
		Installment loans	2	4
		Commercial and all other
	    loans	        1	   15
	     Total recoveries	    3	   19
Net loans (charged-off) received	(   21)	(     9)
Provision for loan losses charged to
 operations	   30	  100
Allowance for loan losses - end of
 period	$ 809	$ 671

Page 13 of 18 pages

	Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30:

NONPERFORMING LOANS
(In 000's)
                         90 Days or More
                             Past Due             Nonaccrual Status
                         2000          1999        2000       1999

Real estate loans	$ 448	$ 620	$ 0	$ 0
Installment loans	7	0	0	0
Demand and time loans	    0		   34		  0	  0
   Total loans		$ 455		$ 654		$ 0	$ 0

	There were no restructured loans for any of the time periods set forth above.

FINANCIAL CONDITION
   Assets

	Total assets on June 30, 2000 were $ 134,542,000, compared with $ 128,478,000, on December 31, 1999 for an increase of 4.7%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on June 30, 2000 stood at $ 97,797,000, an increase of 7.5% from $ 90,995,000 on December 31,
1999. The loan loss reserve at June 30, 2000 was $ 809,000 compared with $ 800,000 at year-end 1999 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

   Liabilities

	Total deposits increased 1.8% to $ 105,155,000 as of June 30, 2000 compared with $ 103,311,000 at December 31, 1999.
Noninterest-bearing demand deposits and time deposits increased
10.5% and 2.8%, respectively, while interest-bearing savings deposits decreased 4.0%.

   Capital

	Total equity as of June 30, 2000 was $ 13,245,000 representing 9.8% of total assets, an increase of $ 492,000 from the $ 12,753,000 reported on December 31, 1999. Accumulated earnings for the first six months of 2000 were partially offset by a $ 57,000 increase in net unrealized holding losses (net of deferred tax) and dividends declared and paid of $ 178,200. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.







Page 14 of 18 Pages

REGULATORY CAPITAL

	The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at June 30, 2000 is as follows:

                              Fulton Bancshares  Regulatory Minimum
                                 Corporation         Requirements
Leverage ratio	10.3%	4.0%
Risk based capital ratios:
	Tier I (core capital)	14.2%	4.0%
	Combined tier I and tier
	 II (core capital plus
	 allowance for loan losses)	15.0%	8.0%

BALANCE SHEET ANALYSIS

	The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
(In 000's)

                                             Second Quarter
                                        2000              1999
	ASSETS

Federal funds sold	$     161	$      73
Securities available for sale	23,129	24,973
Other investments	860	779
Loans	   96,736	   87,369
	Total interest-earning assets	120,886	113,194
Cash and due from banks	3,579	2,971
Bank premises and equipment	3,658	2,954
All other assets	4,451	4,201
Allowance for loan losses	(      809)	(      662)
	Total assets	$ 131,765	$ 122,658

     LIABILITIES

Interest-bearing deposits in domestic
 offices	$  92,787	$  85,859
Federal funds purchased	254	8
Other short-term borrowings	       12,899	   11,674
	Total interest-bearing
      liabilities	105,940	97,541

Noninterest-bearing deposits	12,353	11,653
All other liabilities	       522	      780
	Total liabilities	  118,815	  109,974


Page 15 of 18 Pages

                                             Second Quarter
                                        2000              1999

         STOCKHOLDERS' EQUITY

Common stockholders' equity	$  13,691	$  12,707
Net unrealized holding gains (losses),
 net of tax	      (      741)	 (       23)
	Total stockholders' equity	   12,950	   12,684

	Total liabilities and stockholders'
      equity	$ 131,765	$ 122,658












































Page 16 of 18 pages

















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


























Page 17 of 18 pages

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



























Page 18 of 18 pages

6-MOS
DEC-31-2000
JUN-30-2000
3,625
0
0
0
0
23,644
23,644
98,606
809
134,542
105,155
15,225
917
0
0
0
309
12,936
134,542
4,069
567
188
4,824
2,065
2,405
2,419
30
5
1,653
967
727
0
0
727
1.47
1.47
4.08
0
0
0
0
800
24
3
809
809
0
0

EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of June 30, 2000 and the related consolidated statements of income, comprehensive income, and cash flows for the interim periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the corporation's management.

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




	/s/ Smith Elliott Kearns & Company, LLC

	SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
August 8, 2000