Form 10-Q
period 2000-09-30
FULTON BANCSHARES CORP
filed 2000-11-14
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000
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
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at October 31, 2000
(Common stock, .625 par value)                   492,700
















Page 1 of 18 pages









FULTON BANCSHARES CORPORATION

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - September 30, 2000
	  and December 31, 1999	3
	Condensed consolidated statements of income - three months
	  ended September 30, 2000 and 1999	4
	Condensed consolidated statements of comprehensive income -
	  three months ended September 30, 2000 and 1999	5
	Condensed consolidated statements of income - nine months
	  ended September 30, 2000 and 1999	6
	Condensed consolidated statements of comprehensive income -
	  nine months ended September 30, 2000 and 1999	7
	Condensed consolidated statements of cash flows - nine
	  months ended September 30, 2000 and 1999	8
	Notes to condensed consolidated financial statements	9 - 10

	Management's discussion and analysis of financial
	  condition and results of operations	11 - 16

PART II - OTHER INFORMATION	17

	Signatures	18

	Exhibits















Page 2 of 18 page























PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                          September 30,    December 31,
                                              2000             1999  *
	ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks	$   4,043	$   4,582
Available-for-sale securities	23,624	23,567
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market	1,135	870
Loans, net of allowance for loan losses	100,208	90,995
Bank building, equipment, furniture &
 fixtures, net	3,570	3,710
Other real estate owned	227	230
Accrued interest/dividends receivable	1,011	731
Cash surrender value of life insurance	4,161	3,028
Other assets	      772	      765
		Total assets	$ 138,751	$ 128,478

LIABILITIES
Deposits:
		Noninterest-bearing deposits	$  12,878	$  12,354
		Interest-bearing deposits:
			Savings deposits	28,210	29,913
			Time deposits	   62,850	   61,044
				Total deposits	103,938	103,311
Accrued interest payable	470	421
Other borrowed money	20,225	11,475
Other liabilities	      649	      518
			Total liabilities	  125,282	  115,725

STOCKHOLDERS' EQUITY
	Capital stock, common, par value - $ 0.625;
	 4,000,000 shares authorized; 492,700
	 shares issued and outstanding, at
	 September 30, 2000 and 495,000 issued and
	 outstanding, at December 31, 1999 	309	309
	Treasury stock, at cost - 2,300 shares	(       93)	0
	Surplus		2,051	2,051
	Retained earnings	11,859	11,076
	Net unrealized gains/(losses) available-
	 for-sale securities	(      657)	(      683)
			Total stockholders' equity	   13,469	   12,753

			Total liabilities and
			 stockholders' equity	$ 138,751	$ 128,478

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 18 pages

 FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)
                                                2000          1999
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   2,198	$   1,887
	Interest & dividends on investment
	 securities:
		U.S. Government securities	230	201
		Obligations of state & political
		 subdivisions	50	76
	Other interest & dividend income	      107	       86
			Total interest & dividend income	    2,585	    2,250

Interest Expense
	Interest on deposits	1,085	931
	Interest on federal funds purchased	 0	1
	Interest on other borrowed money	      292	      160
			Total interest expense	    1,377	    1,092

			Net interest income before
			 provision for loan losses	1,208	1,158
Provision for loan losses	       15	       80

Net interest income after provision
 for loan losses	    1,193	    1,078

Other Income
	Service charges on deposit accounts	45	38
	Other fee income 	23	33
	Other noninterest income	      56	65
	Securities gains (losses)	       2	        0
			Total other income	     126	      136

Other Expense
	Salaries and employee benefits	405	348
	Fixed asset expenses (including
	 depreciation)	 184	156
	FDIC insurance premiums	6	2
	Other noninterest expenses	     271	      237
			Total other expenses	     866	      743

			Net income before income taxes	453	471
Applicable income taxes	     106	       96
			Net income	$    347	$     375
Weighted average number of shares
 outstanding	493,524	495,000

Net income per share	$    .70	$    .76

Cash dividends declared per share	$    .23	$    .20

The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 18 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
(UNAUDITED)


                                                   2000         1999
                                                   (000 Omitted)

Net income	$ 347	$ 375

Other comprehensive income, net of tax
	Unrealized gain (loss) on investments
	 available for sale	81	(  218)
	Reclassification adjustment for gains
	 (losses) included in net income	    2	    0
Comprehensive income	$ 430	$ 157



































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 18 pages

FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)
                                                2000         1999
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   6,267	$   5,443
	Interest & dividends on investment
	 securities:
		U.S. Government securities	695	631
		Obligations of state & political
		 subdivisions	152	226
	Interest on federal funds sold	4	1
	Other interest & dividend income	     291	      257
			Total interest & dividend income	   7,409	    6,558
Interest Expense
	Interest on deposits	3,150	2,774
	Interest on federal funds purchased	 6	4
	Interest on other borrowed money	     626	      420
			Total interest expense	   3,782	    3,198

			Net interest income before
			 provision for loan losses	3,627	3,360
Provision for loan losses	      45	      180

Net interest income after provision
 for loan losses	   3,582	    3,180

Other Income
	Service charges on deposit accounts	120	111
	Other fee income 	85	93
	Other noninterest income	145	237
	Securities gains (losses)	       7	        2
			Total other income	     357	      443

Other Expense
	Salaries and employee benefits	1,150	985
	Fixed asset expenses (including
	 depreciation)	537	448
	FDIC insurance premiums	16	8
	Other noninterest expenses	    816	      765
			Total other expenses	  2,519	    2,206

			Net income before income taxes	1,420	1,417
Applicable income taxes	    346	      302
			Net income	$ 1,074	$   1,115

Weighted average number of shares
 outstanding	494,504	495,000
Net income per share	$  2.17	$    2.25
Cash dividends declared per share	$   .59	$     .54

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 18 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


                                                  2000         1999
                                                  (000 Omitted)

Net income	$ 1,074	$ 1,115

Other comprehensive income, net of tax
	Unrealized gain (loss) on investments
	 available for sale	   19	(    473)
	Reclassification adjustment for gains
	 (losses) included in net income	      7	(      2)
Comprehensive income	$ 1,100	$   640




































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 18 pages

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2000 and 1999
(UNAUDITED)
                                                   2000        1999
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$ 1,074	$ 1,115
	Adjustments to reconcile net income to net
	  cash provided by operating activities:
		Depreciation and amortization	280	223
		Provision for loan losses	45	180
		(Gain) on sale - Securities	(      7)	0
		Other - Net	(    234)	(     228)
Net cash provided by operating activities	  1,158	   1,290

Cash flows from investing activities:
	Purchase of investment securities -
	 available-for-sale	(  1,191)	(     939)
	Purchase of Federal Home Loan Bank Stock	(    265)	(     293)
	Sales of available-for-sale securities	656	1,843
	Maturities of available-for-sale securities	525	2,986
	Net (increase) in loans	    (  9,258)	(   9,805)
	Proceeds of director's life insurance	0	383
	Purchase of officers' life insurance	(  1,020)	0
	Deposits/improvements on OREO property	0	(      90)
	Purchases of & deposits on bank premises
	 and equipment - net	(    137)	(   1,217)
Net cash (used) by investing activities	( 10,690)	(   7,132)

Cash flows from financing activities:
	Net increase (decrease) in deposits	627	(     296)
	Dividends paid	(    291)	(     268)
	Net increase (decrease)in federal funds
	  borrowed	0	(   2,100)
	Purchase of treasury stock	(     93)	0
	Net increase (decrease) in other
	  borrowed money	          8,750	  7,850
Net cash provided by financing activities	  8,993	  5,186

Net increase (decrease) in cash and cash
  equivalents	(    539)   	(     656)
Cash and cash equivalents, beginning balance	  4,582	  3,301

Cash and cash equivalents, ending balance	$ 4,043	$ 2,645

Supplemental disclosure of cash flows information:
	Cash paid during the period for:
		Interest	$ 3,101	$ 3,146
		Income taxes	388	371
Supplemental schedule of noncash investing
 and financing activities:
	Change in net unrealized gain on investments
	 available for sale (net of deferred taxes)	26	(     475)

The accompanying notes are an integral part of these condensed financial statements.
Page 8 of 18 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the nine months ended September 30, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.	Basis of Presentation

The financial information presented at and for the nine months ended September 30, 2000 and 1999 is unaudited. Information presented at December 31, 1999 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Earnings per share of common stock were computed based on an average of 493,524 shares for the quarter ended September 30, 2000 and 495,000 shares for the quarter ended September 30, 1999.

Note 7.	Investment Securities

The carrying amounts of investment securities and their
approximate fair values at September 30, 2000 were as
follows:
                               Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value
		Debt securities available for sale:
		FNMA/FHLMC non-
	 	 cumulative
		 preferred
		 stocks	$  5,489,344	  $      0	($  553,855)	$  4,935,489
		State & municipal
		 securities	3,902,782	15,440	(   140,299)	3,777,923
		U.S. Government
		 agencies	10,250,507	0	(   225,817)	10,024,690
	Mortgage-backed
	 securities	  4,346,390	    1,217	(   102,242)	   4,245,365
		Corporate bonds	499,260	9,825	0	509,085
		Equity
		 securities	     132,000	       0	         0	     132,000
			$ 24,620,283	$ 26,482	($ 1,022,213)	$ 23,624,552

	There were no securities categorized "Held-to-maturity" or "Trading" at September 30, 2000.

Note 8.	Comprehensive Income

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

Consequently, a "Statement of Comprehensive Income" has been included in this filing.
Page 10 of 18 pages

FULTON BANCSHARES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW
	Net after tax income for the first nine months of 2000 was $ 1,074,000 compared to $ 1,115,000 for the same period in 1999, representing a decrease of $ 41,000, or 3.7%. Net income on an adjusted per share basis for the first nine months of 2000 was $ 2.17, a decrease of $ .08 from the $ 2.25 per share realized during the nine months ended September 30, 1999.

RESULTS OF OPERATIONS
Third Quarter 2000 vs. Third Quarter 1999

	Interest income for the third quarter of 2000 was $ 2,585,000 compared with $ 2,250,000 earned during the same period in 1999, for an increase of $ 335,000, or 14.9%. The increase is due primarily to a combination of a higher average balance of loans, which typically produce higher yields than investments, and higher rates on loans, in 2000 compared with the same period in 1999. Management expects average rates earned for the rest of 2000 to be higher than the previous year since interest rates have increased.

	Interest expense for the third quarter of 2000 was $ 1,377,000, an increase of $ 285,000, or 26.1% over the $ 1,092,000 incurred for the same period in 1999. The increase was due primarily to a combination of higher average balances and higher interest rates of time deposits and additional borrowings, which were used to fund loan growth. Management expects interest expense to be higher for the rest of 2000 because borrowed monies or more costly time deposits most likely will be used to fund the loan growth.

	Net interest income for the third quarter of 2000 totaled
$ 1,208,000, up $ 50,000, or 4.3%, from the third quarter of 1999.

Nine Months 2000 vs. Nine Months 1999
	Interest income for the first nine months of 2000 was $ 7,409,000 compared with $ 6,558,000 as of September 30, 1999, for an increase of $ 851,000, or 13.0%. The increase was due primarily to a combination of a higher average balance of loans, which typically produce higher yields than investments, and higher rates on loans, in 2000 compared with the same period in 1999. Management expects average rates earned for the rest of 2000 to be higher than the previous year since interest rates have increased.

	Interest expense for the first nine months of 2000 was $ 3,782,000, an increase of $ 584,000, or 18.3% over the
$ 3,198,000 incurred for the same period in 1999. The increase was due primarily to a combination of higher average balances and higher interest rates of time deposits and additional borrowings, which were used to fund loan growth. Management expects interest expense to be higher for the rest of 2000 because borrowed monies or more costly time deposits most likely will be used to fund the loan growth.

Page 11 of 18 pages

	Net interest income for the first nine months of 2000 totaled $ 3,627,000, up $ 267,000, or 7.9%, from September 30, 1999.
Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME
Third Quarter 2000 vs. Third Quarter 1999

	Third quarter 2000 noninterest income decreased to $ 126,000 from $ 136,000, or 7.4%. Service charges on deposit accounts increased
$ 7,000, or 18.4%, and securities gains of $ 2,000 were reported.
Other fee income and other noninterest income decreased $ 10,000, or 30.3%, and $ 9,000, or 13.8%, respectively.

Nine Months 2000 vs. Nine Months 1999

	Noninterest income for the first nine months of 2000 and the same period in 1999 was $ 357,000 and $ 443,000, respectively. Service charges on deposit accounts increased $ 9,000, or 8.1%, while other fee income decreased $ 8,000, or 8.6%. Other noninterest income decreased $ 92,000, or 38.8%, primarily due to director life insurance benefit income of $ 114,000 reported during the first and third quarters of 1999. Securities gains of $ 7,000 were reported for the first nine months of 2000 compared with $ 2,000 for the same period in 1999.

NET INTEREST MARGIN

	The net interest margin for the first nine months of both 2000 and 1999 was 4.06%. Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST EXPENSES
Third Quarter 2000 vs. Third Quarter 1999

	Noninterest expenses for the third quarter of 2000 totaled
$ 866,000, an increase of $ 123,000, or 16.6%, over the $ 743,000 for the third quarter of 1999. Salaries and employee-related expenses were up $ 57,000, or 16.4%, primarily due to the addition of two branch offices in July and November, 1999, and merit pay increases. Fixed asset expenses increased $ 28,000, or 17.9%, primarily due to increased equipment and building maintenance costs and depreciation for the additional branch offices. Other noninterest expenses increased by $ 38,000, or 16.0%, due to increases in advertising and promotion costs, telephone, transportation, and other operating expenses.



Page 12 of 18 pages

Nine Months 2000 vs. Nine Months 1999

	Noninterest expenses for the first nine months of 2000 and the same period in 1999 were $ 2,519,000 and $ 2,206,000, respectively. Salaries and employee-related expenses were up $ 165,000, or 16.8%, primarily due to the addition of two branch offices in July and November, 1999, and merit pay increases. Fixed asset expenses increased $ 89,000, or 19.9%, primarily due to increased equipment and building maintenance costs and depreciation for the additional branch offices. Other noninterest expenses increased $ 51,000, or 6.6%, primarily due to increases in advertising and promotion costs, telephone, transportation, and other operating expenses.

INCOME TAXES

	The income tax provision for the third quarter of 2000 was $ 106,000 compared with $ 96,000 for the third quarter of 1999. The effective income tax rate for the first nine months of 2000 was 23.4% compared with 20.3% for the same period in 1999. The increase was primarily due to a 33% decrease in tax-exempt interest on obligations of state and political subdivisions, and the 1999 receipt of nontaxable director life insurance benefits.

PROVISION FOR LOAN LOSSES

	A $ 45,000 provision for loan losses was made for the first nine months of 2000 compared with $ 180,000 for the first nine months of 1999. The provisions were made based on management's evaluation of the reserve for possible loan losses at September 30, 2000 and 1999.

	A summary of the allowance for loan losses for the nine months ended September 30, 2000 and 1999 is as follows:
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)
                                        September 30,   September 30,
                                             2000           1999
Allowance for loan losses
	Beginning of period	$ 800	$ 580
	Loans charged-off during the period:
		Real estate loans	0	0
		Installment loans	23	25
		Commercial and all other loans	    3	   13
		Total charge-offs	       26	   38
	Recoveries of loans previously
	 charged-off:
		Real estate loans	0	0
		Installment loans	3	7
		Commercial and all other
	    loans	        2	   61
	     Total recoveries	    5	   68
Net loans (charged-off) received	(   21)	    30
Provision for loan losses charged to
 operations	   45	  180
Allowance for loan losses - end of
 period	$ 824	$ 790
Page 13 of 18 pages

	Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30:

NONPERFORMING LOANS
(In 000's)
                         90 Days or More
                             Past Due             Nonaccrual Status
                         2000          1999        2000       1999

Real estate loans	$ 293	$ 785	$ 0	$ 0
Installment loans	15	7	0	0
Demand and time loans	   42		    4		  0	  0
   Total loans		$ 350		$ 796		$ 0	$ 0

	There were no restructured loans for any of the time periods set forth above.

FINANCIAL CONDITION
   Assets

	Total assets on September 30, 2000 were $ 138,751,000, compared with $ 128,478,000, on December 31, 1999 for an increase of 8.0%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on September 30, 2000 stood at $ 100,208,000, an increase of 10.1% from $ 90,995,000 on December 31,
1999. The loan loss reserve at September 30, 2000 was $ 824,000 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

   Liabilities

	Total deposits increased 0.6% to $ 103,938,000 as of September 30, 2000 compared with $ 103,311,000 at December 31, 1999. Noninterest-bearing demand deposits and time deposits increased 4.2% and 3.0%, respectively, while interest-bearing savings deposits decreased 5.7%.

   Capital

	Total equity capital as of September 30, 2000 was $ 13,469,000 representing 9.7% of total assets, an increase of $ 716,000 from the $ 12,753,000 reported on December 31, 1999. Accumulated earnings for the first nine months of 2000 and a $ 28,000 decrease in net unrealized holding losses (net of tax effect) were partially offset by dividends declared and paid of $ 292,000. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open and privately negotiated transactions, up to 2% of its shares of outstanding common stock. As of September 30, 2000, the company had repurchased 2,300 shares, representing 0.46% of its shares of outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.



Page 14 of 18 Pages

REGULATORY CAPITAL

	The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at September 30, 2000 is as follows:

                              Fulton Bancshares  Regulatory Minimum
                                 Corporation         Requirements
Leverage ratio	10.1%	4.0%
Risk based capital ratios:
	Tier I (core capital)	13.8%	4.0%
	Combined tier I and tier
	 II (core capital plus
	 allowance for loan losses)	14.5%	8.0%

BALANCE SHEET ANALYSIS

	The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
(In 000's)

                                             Third Quarter
                                        2000              1999
	ASSETS

Securities available for sale	$  23,602	$  24,121
Other investments	1,036	863
Loans	   99,766	   89,472
	Total interest-earning assets	124,404	114,456
Cash and due from banks	3,488	3,197
Bank premises and equipment	3,599	3,187
All other assets	5,132	4,322
Allowance for loan losses	(      815)	(      713)
	Total assets	$ 135,808	$ 124,449
     LIABILITIES

Interest-bearing deposits in domestic
 offices	$  90,814	$  86,887
Federal funds purchased	0	39
Other borrowings	       18,574	   12,947
	Total interest-earning
      liabilities	109,388	99,873

Noninterest-bearing deposits	12,627	11,274
All other liabilities	       491	      588
	Total liabilities	  122,506	  111,735


Page 15 of 18 Pages

                                             Third Quarter
                                        2000              1999

         STOCKHOLDERS' EQUITY

Common stockholders' equity	$  13,944	$  13,002
Net unrealized holding gains (losses),
 net of tax	      (      642)	 (      288)
	Total stockholders' equity	   13,302	   12,714

	Total liabilities and stockholders'
      equity	$ 135,808	$ 124,449











































Page 16 of 18 pages
















PART II - OTHER INFORMATION

PART II - OTHER INFORMATION




Item 1 - Legal Proceedings

	None

Item 2 - Changes in Securities

	None

Item 3 - Defaults Upon Senior Securities

	Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

	None

Item 5 - Other Information

	None

Item 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits:

	Exhibit Number Referred to				Description
	Item 601 of Regulation S-K				of Exhibit

			     27						Financial Data Schedule
99                        Report of Independent
Accountant's on Interim
Financial Statements

(b) Reports on Form 8-K:

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
				Doriann Hoffman, Vice
				President (Principal Financial
				Officer)





























Page 18 of 18 pages

9-MOS
DEC-31-2000
SEPT-30-2000
4,043
0
0
0
0
23,624
23,624
101,032
824
138,751
103,938
20,225
1,119
0
0
0
309
13,160
138,751
6,267
847
295
7,409
3,150
3,782
3,627
45
7
2,519
1,420
1,074
0
0
1,074
2.17
2.17
4.06
0
350
0
0
800
26
5
824
824
0
0

EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of September 30, 2000 and the related consolidated statements of income, comprehensive income, and cash flows for the interim periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the corporation's management.

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




	/s/ Smith Elliott Kearns & Company, LLC

				SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
November 13, 2000