Form 10-K
period 2000-12-31
FULTON BANCSHARES CORP
filed 2001-03-29
CIK 850626

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000
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

   Class                      Outstanding at March 23, 2001
(Common stock, .625 par value)         492,745


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2000 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2000 Annual Meeting of Security Holders are incorporated by reference in
Part III of this Form 10-K.


















































-1-


Item 1.   Business.

Description of the Company

		Fulton Bancshares Corporation (the "Company"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Company was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising the Fulton County
National Bank and Trust Company (the "Bank"), and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation ("FCCDC"), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had minimal activity in 2000, and has no employees.
		The principal executive office of the Company is located at 100 Lincoln Way East, McConnellsburg, Fulton
County, Pennsylvania 17233. The telephone number of the Company is (717) 485-3144.
		The Company has no employees.
-2-


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


-16-


Concentration
		The Bank is neither dependent upon deposits from nor exposed to loan concentrations to a single customer, the loss of which would have a material adverse effect on the financial condition of the Bank. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector (approximately 20% of loan portfolio).
Employees
		As of December 31, 2000, the Bank has forty-eight
(48) full-time equivalent employees.
Supervision and Regulation - The Bank
		The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. The operations of the Bank are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC. The primary supervisory authority of the Bank is the Comptroller, which regulates and examines the Bank. The Comptroller has authority to prevent national banks from engaging in unsafe or unsound practices in conducting their businesses.
		Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and
-17-


collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches.
 Under Pennsylvania law, the Bank may establish or acquire branch offices, subject to certain limitations, in any county of the state. National bank branches, however may be established within the permitted area only after approval by the Comptroller.
		As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The
Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by the Bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary Bank maintains a correspondent relationship.
FDIC
		Under the Federal Deposit Insurance Act, the
Comptroller possesses the power to prohibit institutions
-18-


regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given sixty (60) days prior written notice and within that time has not disapproved the acquisition or otherwise extended the period for disapproval.
 Control for purposes of FIRA, means the power, directly or indirectly, to direct the management or policies or to vote twenty-five percent (25%) or more of any class of outstanding stock of a financial institution or its respective holding -19-


company. A person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company such as the Company, would presumably be deemed to control the institution for purposes of FIRA.
Garn-St Germain
		The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities.
The 1982 Act also amended FIRA (see above) by changing the statutory limits on lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. The 1982 Act, however, also tightened FIRA provisions respecting management interlocks and correspondent bank relationships involving a bank's management personnel.
CRA
		Under the Community Reinvestment Act of 1977, as amended ("CRA"), the Comptroller is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a
-20-


branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the Comptroller make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating and a statement describing the basis for the rating, which is publicly disclosed.
BSA
		Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $ 10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $ 10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.
CEBA
		An omnibus federal banking bill, known as the Competitive Equality Banking Act ("CEBA"), was signed into law in August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions -21-


between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed and failing banks; (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan.
FDICIA
	Capital Categories
		In December of 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law.
Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below:

                 Total       Tier 1    Tier 1     Under a
               Risk-Based  Risk-Based Leverage Capital Order
                 Ratio        Ratio     Ratio  or Directive
CAPITAL CATEGORY
Well capitalized	> 10.0	> 6.0	> 5.0	No
Adequately
 capitalized	> 8.0	> 4.0	> 4.0*
Undercapitalized	greater than 8.0	greater than 4.0
	Greater than 4.0*
Significantly
 Undercapitalized greater than 6.0	greater than 3.0
	Greater than 3.0
Critically
 undercapitalized		greater than 2.0

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


FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.
Examinations and Audits
		Annual full-scope, on site examinations are required for all FDIC-insured institutions except institutions with assets under $ 250 million which are well capitalized, well managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. Banks with total assets of $ 150 million or more are required to submit to their supervising federal and state banking agencies a publicly available annual audit report and are subject to additional accounting and reporting regulations.
Truth-In-Savings
		A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks -24-


with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield.
There are some operational costs of complying with the Truth-
In-Savings law.
		Management believes that full implementation of the FDICIA has had no material impact on liquidity, capital resources or reported results of operation.
Item 2.	Properties
		The main administrative office of the Bank, which also includes a drive-up facility, is located in McConnellsburg, Pennsylvania. The Bank currently has six branch offices one of which is located at Penn's Village on Route 16 at the east end of McConnellsburg, Pennsylvania.
This branch office opened on May 11, 1981. In addition, the Bank installed an ATM at the Penn's Village Shopping Center in March, 1989. The Bank also serves the communities surrounding the Pennsylvania/Maryland border through its branch office located in Warfordsburg, Pennsylvania. This branch opened for business on April 4, 1983. On the same day, a third branch office was opened in Hustontown, Pennsylvania, which services northern Fulton County.
Finally, to service the southern end of Huntington County, the Bank acquired a branch in Shade Gap, Pennsylvania, on September 26, 1988. On July 15, 1999, the Bank opened a branch, including an ATM, at the Sandy Ridge Mall in



-25-


Orbisonia, PA. To service the western portion of Franklin County, the Bank opened a branch, including an ATM, on Route
30 in St. Thomas, PA on November 15, 1999.  On
January 7, 1997 ATM's were opened at the Warfordsburg and Hustontown branches. In June, 1998 the Bank opened an ATM at the Shade Gap branch and added an ATM to its main office drive-up facility. The main office, Warfordsburg,
Hustontown, Orbisonia and Shade Gap branches are owned by the Bank. The Penn's Village branch is rented.
		The Bank closed its Shade Gap branch (except for the ATM facility) on June 30, 2000.
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

                 Market     Cash        Market      Cash
                 Price    Dividend      Price     Dividend
                       2000                   1999
First Quarter	$ 51.00	$ .18	$ 55.00	$ .17
Second Quarter	40.00	.18	60.00	.17
Third Quarter	37.00	.23	60.00	.20
Fourth Quarter	34.125	.27	51.00	.32

		Dividend restrictions are detailed in Note 15 of the annual shareholders report and are incorporated herein by reference.
-26-



Item 6.	Selected Financial Data.

                    2000   1999     1998    1997     1996
Income (000 omitted)

Interest income	$ 10,039	$ 8,804	$ 8,192	$ 7,898	$ 7,513
Interest expense  	5,210	4,325	4,151	4,036	3,725
Provision for
 loan losses   	      45	    195	    185	     20	     65
Net interest
 income after
 provision for
 loan losses     	4,784	4,284	3,856	3,842	3,723
Securities gains
 (losses)	6	6	4	3	(      2)
Other operating
 income           	516	583	718	470	391
Other operating
 expenses       	   3,370	  3,011	  2,745	  2,626	  2,425
Income before
 income taxes     	1,936	1,862	1,833	1,689	1,687
Applicable income
 tax            	     466	    395	    406	    384	    455
	Net income	$  1,470	$ 1,467	$ 1,427	$ 1,305	$ 1,232

Per share amounts are based on following weighted averages:

			2000 - 494,054     1998 - 495,000   1996 - 495,000
			1999 - 495,000     1997 - 495,000

Income before
 income taxes 	$  3.92	$ 3.76	$ 3.70	$  3.41	$ 3.41
Applicable income
 taxes          	.94	.80	.82	.77	.92
   Net income      	2.98	2.96	2.88	2.64	2.49
Cash dividend paid   	.86	.86	.72	.70	.66
Book value       	28.75	25.76	25.21	23.04	20.50









-27-


Item 6.	Selected Financial Data (Continued).

               2000      1999     1998     1997     1996
Income (000 omitted)
Year-End Balance Sheet Figures (000 omitted)
Total assets	$ 140,480	$ 128,478	$ 119,649	$ 105,770	$ 102,355
Net loans   	 102,058	90,995	80,214	70,416	63,791
Total investment
 securities   	24,643	24,436	29,183	25,922	28,474
Deposits-non-
 interest
 bearing  	 13,025	12,354	11,553	8,159	10,000
Deposits-interest
 bearing     	 92,107	90,957	87,788	82,062	81,632
Total deposits	105,132	103,311	99,341	90,221	91,632
Liabilities for
 borrowed money	20,000	11,475	7,100	3,470	0
Total stock-
 holders'
 equity	14,204	12,753	12,479	11,407	10,149

Ratios
Average equity/
 average assets	9.82	10.36	10.51	10.29	9.80
Return on
 average equity	11.17	11.43	12.23	11.98	12.57
Return on
 average assets 	1.10	1.18	1.29	1.23	1.23

Item 7.	Management's Discussion and Analysis of Financial
 		  Condition and Results of Operations.

		Management's discussion and analysis of financial
condition and results of operations included on pages 27
through 32 of the annual report to shareholders is
incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data.
		The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 26 of the annual shareholders report for the year ended December 31, 2000 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.


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

      ASSETS                  2000                     1999                  1998
                      Average                 Average                Average
(000 omitted)         Balance Interest Rate   Balance Interest Rate  Balance Interest Rate
Investment securities:
	Taxable interest
  income		$ 21,344	$ 1,329	6.2%	$  20,274	$ 1,189	5.9%	$  20,510	$ 1,185	5.8%
Nontaxable interest
  income		   3,997	   200	5.0	    5,903	    292	4.9	    5,793	   286	4.9
    Total investment
		 securities	25,341	1,529	6.0	26,177	1,481	5.7	26,303	1,471	5.6
Loans (net of unearned
 discounts)		98,052	8,506	8.7	87,902	7,322	8.3	75,610	6,702	8.8
Other short-term
 investments	  	      73	    4	5.5	      18	     1	5.5	      343	     19	5.5
		Total interest
		  earning assets	123,466	$ 10,039	8.1	114,097	$ 8,804	7.7%	102,256	$ 8,192	8.0%
Allowance for loan
  losses		(      815)			(      695)			(     578)
Cash and due from banks	3,495			3,201			2,560
Bank premises and
 equipment		3,624			3,137			2,557
Other assets		    4,234			    4,245 			    4,207
		Total assets	$ 134,004			$ 123,985			$ 111,002

  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits		$  10,204	$  218	2.1	$  16,951	$   401	2.4%	$  16,779	$   455	2.7%
Savings deposits	18,618	482	2.6	13,834	351	2.5	13,616	357	2.6
Time deposits	62,871	3,553	5.7	56,443	2,990	5.3	54,621	3,102	5.7
Short-term borrowings	   15,913	   957	6.0	  11,804	    583	4.9	   4,426	    237	5.4
		Total interest
		 bearing
	   liabilities	107,606	$ 5,210	4.8	99,032	$ 4,325	4.4%	89,442	$ 4,151	4.6
Demand deposits	12,368			11,362			9,146
Other liabilities	     866			      666			      749
Total liabilities	120,840			111,060 			99,337
Stockholders'
 equity		  13,164			   12,925			    11,665
		Total liabilities &
		  stockholders'
		  equity		$ 134,004			$ 123,985			$ 111,002
Net interest income/net
  yield on average
  earning assets		$  4,829	3.9%		$ 4,479	3.9%		$ 4,041	4.0%

			For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 2000, 1999 and 1998.
-29-


FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                      2000 Versus 1999             1999 Versus 1998
                    Increase (Decrease)          Increase (Decrease)
                     Due to Change in              Due to Change in

                                   Total                           Total
               Average  Average   Increase     Average   Average  Increase
               Volume     Rate   (Decrease)    Volume      Rate  (Decrease)
(000 omitted)
Interest Income
	Loans (net of
	 unearned
	 discounts)	$ 845	$ 339	$ 1,184	$ 1,082	($ 462)	$ 620
 	Taxable
	 investment
	 securities	63	77	140	(     14)	18	4
	Nontaxable
	 investment
	 securities	(   94)	2	(     92)	    5	1	6
	Other short-term
	 investments	    3	    0	      3	(     18)	    0	(   18)
		Total interest
		 Income	  817	  418	 1,235	  1,055	(  443)	  612

Interest Expense
	Interest bearing
	 Demand	(  160)	(   23)	(   183)	5	(   59)	(   54)
 	Savings
	 deposits	121	10	131	6	(   12)	(    6)
 	Time deposits	341	222	563	104	(  216)	(  112)
	Short-term
	 borrowings	  203	  171	   374	  398	(   52)	  346
		Total interest
		 expense	  505	  380	   885	  513	(  339)	  174

		Net interest
		 income			$  350			$ 438

				Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

	The following table shows the maturities of investment securities at book value as of December 31, 2000, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                         After 1 year   After 5 years
                 Within   but within      but within    After
                 1 year    5 years         10 years   10 years    Total

(000 omitted)

Bonds:
	Corporate
			Book value	$   0	$   499	$     0	$       0	$   499
		Yield	0%	5.62%	0%	0%	5.62%

	U. S. Government agencies
		Book value	0	9,250	500	0	9,750
		Yield	0%	4.53%	5.22%	0%	4.66%

	State and municipal
		Book value	245	534	1,819	1,062	3,660
		Yield	8.26%	6.82%	7.49%	7.39%	7.41%

	Mortgage-Backed
		Book value	0	0	0	4,145	4,145
		Yield	    0%	       0%	      0%	   4.97%	    4.97%

Total book value	$ 245	$ 10,283	$ 2,319	$ 5,207	$ 18,054

	Yield	 8.26%	    4.79%	   7.00%	   5.46%	    5.32%

Other Debt Securities:
	FHLMC/FNMA non-
	 cumulative preferred
	 stock
	Book value						$  5,489
	Yield						    7.51%

Equity Securities:
	Total Equity Securities					$  1,384

		Yield						    4.54%



Total Investment Securities					$ 24,927

		Yield						    5.76%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

LOAN PORTFOLIO


	The following table presents the loan portfolio at the end of each of the last five years:

                            2000     1999      1998      1997    1996
        (000 omitted)

Commercial, financial and
 agricultural	$  13,097	$ 12,294	$ 11,401	$  7,180	$  7,648
Real estate - Construction	  0	0	0	0	0
Real estate - Mortgage	80,020	69,273	58,915	53,624	47,519
Installment and other
 personal loans (net of
 unearned discount)	    9,788	  10,228	  10,478	  10,099	   9,068
	Total loans	$ 102,905	$ 91,795	$ 80,794	$ 70,903	$ 64,235

		Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages and installments) at December 31, 2000:

                            Under One   One to    Over Five
                              Year    Five Years    Years    Total

(000 omitted)

Commercial, financial and
 agricultural	$ 9,876	$ 1,772	$ 1,449	$ 13,097
Real estate - Construction	      0	      0	      0	        0
	Total		$ 9,876	$ 1,772	$ 1,449	$ 13,097

		The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2000:

                                       Fixed Rate          Variable
                                          Loans           Rate Loans
   (000 omitted)

Due within one year	$ 11,500	$ 12,882
Due after one but within five years	 16,979	 8,766
Due after five years	  26,665	  26,113
	Total		$ 55,144	$ 47,761

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

                                      Years Ended December 31
                            2000      1999      1998     1997      1996

        (000 omitted)

Average total loans
 outstanding (net of
 unearned income)	$ 98,052	$ 87,902	$ 75,610	$ 68,171	$ 62,530

Allowance for loan losses,
 beginning of period	$    800	$    580	$    487	$    444	$    345
Additions to provision
 for loan losses charged
 to operations	45	195	185	20	65
Loans charged off during
 the year
   Commercial	3	14	67	6	0
	Installment	     29	      34	     47	     40	      9
		Total charge-off's	     32	      48	    114	     46	      9

Recoveries of loans
 previously charged off:
	Commercial	24	63	16	49	33
	Installment	      10	      10	      6	     20	     10
		Total recoveries	     34	      73	     22	     69	     43

Net loans charged off	(      2)	(      25)	     92	(     23)	(     34)

Allowance for loan losses,	$   847	$    800	$   580	$   487	$   444

Ratio of net loans
 charged off to average
 loans outstanding	(    .01)%(     .03)%	    .12%	(    .03)%	(  .05)%

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

                         2000     1999    1998      1997      1996

       (000 omitted)

Nonaccrual loans	$     0	$     0	$     0	$   413	$   310

Accrual loans:
	Restructured	$     0	$     0	$     0	$     0	$     0
	30 through 89 days
	 past due	1,787	1,084	1,458	1,466	1,716
	90 days or more
	 past due	    549	    168	    442	    431	  1,041
     Total accrual
		 loans	$ 2,336	$ 1,252	$ 1,900	$ 1,897	$ 2,757

		See Note 3 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years.

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

FULTON BANCSHARES CORPORATION AND SUBSIDIARY


	The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                         Years Ended December 31

                    2000              1999                  1998


                    Percentage            Percentage             Percentage
          Allowance of Loans to Allowance of Loans to Allowance of Loans to
           Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
(000 omitted)

Commercial,
 financial and
 agri-
 cultural	$ 108	12.73%	$ 107	13.37%	$  82	14.11%
Real estate -
 Constr-
 uction	0	0.00	0	0.00	 0	0.00
Real estate -
 Mortgage	659	77.76	609	76.13	423	72.92
Instal-
 lment	   80	  9.51	   84	 10.50	   75	 12.97
	Total	$ 847	100.00%	$ 800	100.00%	$ 580	100.00%


                                  Years Ended December 31
                              1997                          1996

                                     Percentage                  Percentage
                     Allowance       of Loans to     Allowance  of Loans to
                      Amount         Total Loans      Amount    Total Loans

    (000 omitted)

Commercial,
 financial and
 agricultural	$  49	10.13%	$  53	11.91%
Real estate -
 Construction	0	0.00	 0	0.00
Real estate -
 Mortgage	368	75.63	328	73.98
Installment        	   70	 14.24	   63	 14.11
	Total	$ 487	100.00%	$ 444	100.00%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

DEPOSITS


	The average amounts of deposits are summarized below:

                                      Years Ended December 31

                                     2000        1999       1998

      (000 omitted)

Demand deposits	$  12,368	$ 11,362	$  9,146
Interest bearing demand deposits	10,204	16,951	16,779
Savings deposits	18,618	13,834	13,616
Time deposits	   62,871	  56,443	  54,621
     Total deposits	$ 104,061	$ 98,590	$ 94,162

	The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2000:

                  Maturity                       (000 omitted)

	Certificates of Deposit
		Three months or less	$  3,843
		Over three months through six months	  2,924
		Over six months through twelve months	4,548
		Over twelve months	   1,797
				$ 13,112


   RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)


	The following table presents a summary of significant earnings and capital ratios:

                                   2000        1999        1998

	Assets	$ 134,004	$ 123,985	$ 111,002
	Net income	$   1,470	$   1,467	$   1,427
 	Equity	$  13,164	$  12,925	$  11,665
 	Cash dividends paid	$     425	$     426	$     356
 	Return on assets	1.10%	1.18%	1.27%
 	Return on equity	11.17%	11.43%	11.95%
 	Dividend payout ratio	28.9%	29.0%	24.9%
 	Equity to asset ratio	 9.82%	10.36%	10.60%

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS


                                      Years Ended December 31

                                2000     1999      1998      1997      1996
(000 omitted)

Interest income	$ 10,039	$ 8,804	$ 8,192	$ 7,898	$ 7,513
Interest expense	   5,210	  4,325	  4,151	  4,036	  3,725
Net interest income	4,829	4,479	4,041	3,862	3,788
Provision for loan losses	      45	    195	    185	     20	     65

		Net interest income after
	   provision for loan
 	   losses	4,784	4,284	3,856	3,842	3,723

Other income:
	Trust	18	12	97	63	 43
	Service charges - Deposits	 177	160	140	146	130
	Other service charges,
	 collection and exchange,
	 charges, commission fees	 124	127	123	93	102
	Other operating income	    203	    290	    362	    171	    114
		Total other income	    522	    589	    722	    473	    389

Income before operating
 expense	5,306	4,873	4,578	4,315	4,112

Operating expenses:
	Salaries and employees
	 benefits	1,509	1,314	1,242	1,178	1,129
	Occupancy and equipment
	 expense	728	647	569	465	418
	Other operating expenses	  1,133	  1,050	    934	    983	    878
		Total operating
		 Expenses	  3,370	  3,011	  2,745	  2,626	  2,425

Income before income taxes	1,936	1,862	1,833	1,689	1,687
Income tax	    466	    395	    406	    384	    455

		Net income applicable
		 to common stock	$ 1,470	$ 1,467	$ 1,427	$ 1,305	$ 1,232


Per share data:
	Earnings per common share	$ 2.98		$ 2.96		$ 2.88		$ 2.64		$ 2.49
	Cash dividend - Common	.86		.86		.72		.70		.66
	Weighted average number
	 of common shares	494,054	495,000	495,000	495,000	495,000

		        * Based on 495,000 shares outstanding

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES

  ($ 000 omitted)         2000       1999       1998       1997      1996

LOANS
	Lines of credit	$  3,024	$   2,921	$   3,332	$   3,290	$  3,492
	Tax free	785	846	1,281	2,201	2,458
	Commercial  	21,292	18,413	14,203	13,966	12,702
	Mortgage 	54,534	48,070	40,916	35,415	32,833
	Consumer            	  18,417	   17,652	   15,878	   13,299	  11,045
		Total loans       	  98,052	   87,902	   75,610	   68,171	  62,530

INVESTMENT SECURITIES
	U.S. Government  	0	0	0	0	254
	U.S. Government agencies	10,210	8,465	5,863	6,931	6,984
	State & municipal	3,997	5,903	5,793	5,090	3,040
	Mortgage-backed securities	4,532	5,988	9,324	13,861	18,730
	FNMA & FHLMC preferred
	 stock	5,339	5,021	4,746	2,443	124
	Other	    1,263	      800	      577	      392	     679

		Total investment
		 securities	   25,341	   26,177	   26,303	   28,717	  29,687

OTHER SHORT-TERM INVESTMENTS
	Federal funds sold	       73	       18	      343	      255	     430

TOTAL EARNING ASSETS	  123,466	  114,097 	  102,256	   97,143	  92,647

TOTAL ASSETS	$ 134,004	$ 123,985	$ 111,002	$ 105,864	$ 99,844

Percent increase -
 Earning assets	8.2%	11.5%		5.3%	4.8%	3.8%

DEPOSITS
	Interest-bearing
	 Demand (NOW)	$  10,204	$  16,951	$  16,979	$  15,528	$ 15,758
	Savings (MMA & savings)	18,618	13,834	13,616	13,816	14,578
	Time	   62,871	   56,443	   54,621	   53,738	  49,582
		Total interest-
		 bearing deposits	    91,693	   87,228	   85,016	    83,082	  79,918

OTHER BORROWINGS
	Federal funds purchased	118	70	622	276	908
	Liabilities for borrowed
	 money	   15,795	   11,734	    3,804	    1,838	     288

TOTAL INTEREST-BEARING
  LIABILITIES	  107,606	   99,032	   89,442	   85,196	  81,114

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                                   2000      1999   1998      1997    1996
AVERAGE RATES EARNED
                                   %        %      %         %       %

Loans
	Commercial  	9.21	8.32	9.23	9.11	9.31
	Mortgage 	8.24	8.01	8.61	8.67	8.64
	Consumer  	8.97	8.74	8.77	8.89	9.58
	Tax free	5.48	5.53	5.82	5.62	5.91
	Lines of credit                	9.55	8.35	8.81	9.19	9.13
		Total 	8.60	8.37	8.72	8.73	9.09

Investment Securities
	U.S. Government  	0.00	0.00	0.00	0.00	6.40
	U.S. Government agencies	6.22	6.05	5.95	6.17	6.09
	State & municipal              	4.99	4.94	4.93	5.00	5.02
	Mortgage-backed securities	6.34	5.44	5.50	6.46	6.50
	Corporate bonds	7.51	0.00	0.00	0.00	0.00
	Other	6.09	5.96	5.99	7.27	6.32
		Total	6.03	5.65	5.57	6.22	6.08

Other Short-Term Investments
	Federal funds sold	5.59	4.43	5.49	5.51	5.30

Total earning assets   	8.07	7.72	7.90	8.13	8.11

AVERAGE RATES PAID
	Time & savings deposits 	4.64	4.29	4.60	4.71	4.59
	Federal funds purchased	4.87	5.05	5.57	5.61	5.61
	Liabilities for borrowed money	6.03	4.91	5.32	5.68	5.55

Total interest-bearing
 liabilities	4.84	4.37	4.64	4.74	4.59

Item 9.	Disagreements on Accounting and Financial Disclosures.

		Not applicable.

PART III
	The information required by Items 10, 12 and 13 is incorporated by reference from Fulton Bancshares
Corporation's definitive proxy statement for the 2001 Annual
Meeting of shareholders filed pursuant to Regulation 14A.

Item 11.	Executive Compensation
		Shown below is information concerning the annual compensation for services in all capacities to the Company, the Bank, and FCCDC for the fiscal years ended December 31, 2000, 1999 and 1998 of the Chief Executive Officer. There were no other officers of the Company, the Bank, or FCCDC whose total annual salary and bonus during that time frame exceeded $ 100,000.
Summary Compensation Table

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
Clyde H.
 Bookheimer
 President &
 CEO		2000	$ 124,708	$ 0	$ 0	$ 0	$ 0	$ 0	$ 86,814
		1999	117,208	0	0	0	0	0	61,990
		1998	 112,000	 0	 0	 0	 0	 0	 47,566

     Footnotes:
     (1)  All other compensation includes the following:

               Fringe Benefits                                         Deferred
             (Personal Use of Bank  Retirement Supplemental Executive  Directors
    Directors  Owned Vehicle)          Plan      Retirement Plan        Fees

2000	$     0	$ 1,356	$ 10,641	$ 74,817	$     0
1999	     0	 1,234	 12,149	 48,607	     0
1998	     0	   908	      7,906 	 38,752	     0

	The supplemental executive retirement plan was funded by single premium
life insurance policies on the 	CEO, with the Bank named as beneficiary.
Actual payments to the CEO amounting to $ 96,000 annually will not begin
until 2005. 	At December 31, 2000, the cash surrender value of the policies was $ 1,170,308.

PART IV
Item 14.	Exhibits, Financial Statement Schedules and
		  Reports on Form 8-K.
		(a)	Certain documents filed as part of Form 10-K
			Financial Statement Schedules and Exhibits
			(1)	Financial statements.  See Item 8 of this
				report for the index to financial
				statements.
(2)	Financial statement schedules.  See Item 8
of this report.
Schedule I - Distribution of assets,
liabilities and stockholders' equity,
interest rates and interest differential tax equivalent yields
Schedule II - Changes in net interest
income tax equivalent yields
Schedule III - Investment portfolio
Schedule IV - Loan portfolio
Schedule V - Summary of loan loss
experience
Schedule VI - Nonaccrual and delinquent
loans
Schedule VII - Allocation of allowance for loan losses
Schedule VIII - Schedule of deposits,
return on equity and assets
Schedule IX - Consolidated summary of
operations

			(3)	Exhibits.
	Exhibit Numbers
			(2)		Plan of acquisition, reorganization,
					arrangement, liquidation or succession.
					Not applicable.
			(3)		(a) Articles of incorporation.
Incorporated by reference to Exhibit 3A to
the Registrant's Registration Statement on
Form SB-2, Registration No. 33-85626.
					(b)	By-laws.  Incorporated by reference to
					Exhibit 3B to the Registrant's
					Registration Statement on Form SB-2,
					Registration No. 33-85626.
			(4)		Instruments defining the rights of
					security holders including indentures.
					The rights of the holders of Registrant's
					common stock are contained in:
				(i)	Articles of Incorporation of Fulton
Bancshares Corporation, filed as
Exhibit 3A to Registrant's
Registration Statement on Form SB-2
(Registration No. 33-85626).
					(ii)	By-laws of Fulton Bancshares
Corporation, filed as Exhibit 3B to
the Registrant's Registration
Statement on Form SB-2 (Registration
No. 33-85626).
(9)	Voting trust agreement.  Not applicable.

		(10)	Material contracts.  None.
		(11)	Statement re:  computation of per share
			earnings.  See Item 5 of this report.
		(12)	Statements re:  computation of ratios.  Not
			applicable.
		(13)	Annual report to security holders, Form 10-Q
			or quarterly report to security holders.  Not
			applicable.
		(16)	Letter re:  change in certifying accountant.
			not applicable.
		(18)	Letter re:  change in accounting principles.
			Not applicable.
		(21)	Subsidiaries of the registrant.  Filed
			herewith as Exhibit 21.
		(22)	Published report regarding matters submitted
			to vote of security holders.  Not applicable.
(23)	Consents of experts and counsel.  Filed
			herewith.
		(24)	Power of attorney.  Not applicable.
		(27)	Financial data schedule.  Filed herewith
under Item 8.
		(28)	Information from reports furnished to state
			insurance regulatory authorities.  Not
			applicable.
		(99)	Additional exhibits.  Not applicable.
	(b)	Reports on Form 8-K.  None.

SIGNATURES


	In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report was signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                    Title                Date

/s/ Clyde H. Bookheimer   	Director, President &	March     , 2001
Clyde H. Bookheimer	CEO (Principal Executive
	Officer)

/s/ David L. Seiders      	Director	March     , 2001
David L. Seiders

/s/ Cecil B. Mellott       	Director & Vice        	March     , 2001
Cecil B. Mellott	Chairman

/s/ Robert C. Snyder       	Director &       	March     , 2001
Robert C. Snyder 	Chairman

/s/ Ellis L. Yingling      	Director & Vice        	March     , 2001
Ellis L. Yingling	Chairman

/s/ Clair R. Miller		Director	March ____, 2001
Clair R. Miller

Exhibit Index



Exhibit No.

	13	Annual report to shareholders
	21	Subsidiaries of the Registrant
	23.1	Independent Auditor's Consent
	27	Financial data schedule

C O N T E N T S


	Page

INDEPENDENT AUDITOR'S REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS

	Balance sheets	2
	Statements of income	3
	Statements of changes in stockholders' equity	4
	Statements of cash flows	5 and 6
	Notes to consolidated financial statements	7 - 21

ACCOMPANYING FINANCIAL INFORMATION

	Selected five year financial data	22
	Changes in income and expense	23
	Summary of quarterly financial data	24
	Statements of average balances and average rates	25 and 26
	Management's discussion and analysis of consolidated financial condition
	  and results of operations	27 - 32
	Stock market analysis and dividends	32



INDEPENDENT AUDITOR'S REPORT



Board of Directors
Fulton Bancshares Corporation
McConnellsburg, Pennsylvania


	We have audited the accompanying consolidated balance sheets of the Fulton Bancshares Corporation and its wholly-owned subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 2000.
 These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fulton Bancshares Corporation and its wholly-owned subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








Chambersburg, Pennsylvania
February 13, 2001


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES




CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999





2000

1999
ASSETS



Cash and due from banks
$   4,275,716

 $     4,582,361
Investment securities available for sale
      23,390,869

      23,566,617
Federal Reserve, Atlantic Central Bankers
Bank



  and Federal Home Loan Bank stocks
        1,252,150

           869,650
Loans, net of reserve for loan losses



  2000 - $ 847,121; 1999 - $ 800,267
     102,058,473

      90,994,618
Premises and equipment
        3,647,287

        3,710,386
Cash surrender value of life insurance
        4,212,760

        3,028,486
Accrued interest receivable

965,383

           730,627
Real estate owned other than premises

86,610

           229,878
Other assets
591,074

           765,301
Total assets
 $  140,480,322

 $  128,477,924








LIABILITIES AND STOCKHOLDERS' EQUITY







Deposits



     Noninterest bearing
 $    13,025,353

 $    12,353,909
     Interest bearing
      92,106,363

      90,956,690

     105,131,716

     103,310,599




Other borrowed funds
      20,000,000

      11,475,000
Accrued interest payable

502,398

           421,393
Other liabilities

642,647

           517,665
Total liabilities
     126,276,761

     115,724,657




Stockholders' Equity



Common stock: par value $.625 per share;
4,000,000



     shares authorized; shares issued and
outstanding -



     2000 - 492,745; 1999 - 495,000

309,375

           309,375
Additional paid-in capital
        2,051,275

        2,051,275
Retained earnings
      12,121,797

      11,076,084
Accumulated other comprehensive income
(loss)
 (
188,154)

 (        683,467)
Treasury stock:  2,255 shares at cost
 (
90,732)


 0
Total stockholders' equity
      14,203,561

      12,753,267




Total liabilities and stockholders'
equity
 $  140,480,322

 $  128,477,924

The Notes to Consolidated Financial
Statements are an integral part of these statements.

-2-







FULTON BANCSHARES CORPORATION AND SUBSIDIARIES






CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000, 1999 and 1998







2000

1999

1998
Interest Income





Interest and fees on loans
 $   8,505,771

 $   7,322,507

 $   6,702,568
Interest and dividends on investment securities:





     Other U. S. Government agencies
        635,046

        512,438

        349,045
     Mortgage-backed securities
        287,347

        326,034

        512,814
     Obligations of state and political subdivisions
        199,461

        291,740

        285,745
     FNMA and FHLMC preferred stock
        313,952

        294,715

        281,664
Interest on federal funds sold
            4,107

              792

          18,863
Other interest and dividends
          92,949

          55,550

          41,765
Total interest income
    10,038,633

      8,803,776

      8,192,464
Interest Expense





Interest on deposits
      4,252,368

      3,741,753

      3,914,252
Interest on federal funds purchased
            5,760

            3,557

          34,615
Interest on other borrowed money
        951,684

        579,538

        202,481
Total interest expense
      5,209,812

      4,324,848

      4,151,348






Net interest income before provision for loan losses
      4,828,821

      4,478,928

      4,041,116






Provision for Loan Losses
          45,000

        195,000

        185,000






Net interest income after provision for loan losses
      4,783,821

      4,283,928

      3,856,116
Other Income





Service charges on deposit accounts
        177,226

        159,652

        140,424
Other service charges and fees
        111,181

        117,567

        123,099
Earnings - Cash surrender value of life insurance
        197,110

        160,185

        175,184
Life insurance death benefit income
                  0

        113,576

                  0
Trust services
          18,390

          21,233

          96,743
Gain/(loss) on sale of investment securities
            5,905

            5,918

            3,671
Gain/(loss) on sale of other real estate
                  0

                  0

        177,906
Other income
          12,647

          10,783

            5,046
Total other income
        522,459

        588,914

        722,073
Other Expenses





Salaries, fees and employee benefits
      1,508,929

      1,314,159

      1,241,650
Net occupancy expense of bank premises and





  furniture and equipment expense
        727,963

        646,955

        568,556
FDIC insurance premiums
          20,811

          11,258

          10,948
Other expenses
      1,112,743

      1,038,913

        923,905
Total other expenses
      3,370,446

      3,011,285

      2,745,059






Income before income taxes
      1,935,834

      1,861,557

      1,833,130
Applicable income tax
        465,520

        395,115

        405,798






Net income
 $   1,470,314

 $   1,466,442

 $   1,427,332






Earnings per common share
 $           2.98

 $           2.96

 $           2.88

The Notes to Consolidated Financial Statements are an integral part of these statements.

-3-



FULTON BANCSHARES CORPORATION AND SUBSIDIARIES


















CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



Years Ended December 31, 2000, 1999 and 1998










Accumulated














Other










Additional



Comprehensive



Total




Common

Paid-In

Retained

Income

Treasury

Stockholders'




Stock

Capital

Earnings

(Loss)

Stock

Equity

































Balance, December 31, 1997
 $    309,375

 $ 2,051,275

 $   8,964,410

 $       81,544

 $            0

 $ 11,406,604


















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


















Balance, December 31, 1998
       309,375

    2,051,275

    10,035,342

          82,605

              0

    12,478,597


















Comprehensive income:














     Net income




      1,466,442





      1,466,442


















     Change in unrealized (loss) on














       investment securities available














       for sale, net of tax of $ 394,643






 (      766,072)



 (      766,072)


















Total comprehensive income










        700,370


















     Cash dividends ($ .86 per share)




 (      425,700)





 (      425,700)


















Balance, December 31, 1999
       309,375

    2,051,275

    11,076,084

 (      683,467)

              0

    12,753,267


















Comprehensive income:














     Net income




      1,470,314





      1,470,314


















     Change in unrealized gain on














       investment securities available














       for sale, net of tax of $ 255,161






        495,313



        495,313


















Total comprehensive income










      1,965,627


















     Purchases of treasury stock














       (2,300 shares)








 (    92,532)

 (        92,532)


















     Issuance of treasury stock














        (45 shares)








        1,800

            1,800


















     Cash dividends ($ .86 per share)




 (      424,601)





 (      424,601)


















Balance, December 31, 2000
 $    309,375

 $ 2,051,275

 $ 12,121,797

 ($    188,154)

 ($  90,732)

 $ 14,203,561




The Notes to Consolidate Financial Statements are an integral part of these statements.

-4-



FULTON BANCSHARES CORPORATION AND SUBSIDIARIES














CONSOLIDATED STATEMENTS OF CASH FLOWS




Years Ended December 31, 2000, 1999 and 1998















2000

1999

1998




Cash flows from operating activities:









Net income
 $   1,470,314

 $   1,466,442

 $   1,427,332




Adjustments to reconcile net income to net









cash provided by operating activities:









   Compensation - treasury stock issued
1,800

0

0




Depreciation and amortization
        385,535

        336,727

        284,866




Provision for loan losses
          45,000

        195,000

        185,000




Deferred income taxes
 (        47,409)

 (      114,841)

 (       50,535)




Life insurance death benefit income
                  0

 (      113,577)

                  0




(Increase) decrease in CSV - life insurance
 (      164,274)

 (      132,237)

 (      145,702)




(Gain) on disposal of other real estate
                  0

                  0

 (      177,906)




(Gain) on sale of investment securities
 (         5,905)

 (         5,918)

 (         3,671)




(Increase) decrease in other assets
 (        34,045)

 (        11,437)

        122,485




(Increase) decrease in interest receivable
 (      234,755)

            2,643

 (       63,281)




Increase in interest payable
          81,005

          29,153

          12,468




Increase in other liabilities
        124,987

        180,802

          49,173




Net cash provided by operating activities
      1,622,253

      1,832,757

      1,640,229














Cash flows from investing activities:









Sales of investment securities available for sale
      1,155,569

      3,906,168

      5,375,879




Maturities of investment securities available for sale
      1,476,328

      3,171,671

      5,208,580




Purchases of investment securities available for sale
 (   1,690,544)

 (   3,193,591)

 ( 13,043,399)




Net (increase) in loans
 (  11,108,857)

 (  10,975,268)

 (   9,983,626)




Purchases of property and equipment
 (      187,876)

 (   1,379,978)

 (      545,272)




Purchases of FRB, ACBB and FHLB stock
 (      382,500)

 (      292,800)

 (      796,500)




Purchases of officers' life insurance
 (   1,020,000)

                  0

                  0




Proceeds from sales of other real estate
                  0

                  0

        307,357




Purchases of other real estate
                  0

 (        89,878)

                  0




Insurance benefits received
                  0

        383,285

                  0




Net cash (used) by investing activities
 (  11,757,880)

 (   8,470,391)

 ( 13,476,981)














Cash flows from financing activities:









Net increase in deposits
      1,821,115

      3,969,449

      9,119,864




Dividends paid
 (      424,601)

 (      425,700)

 (      356,400)




Net increase (decrease) in federal funds purchased
                  0

 (   2,100,000)

      2,100,000




Proceeds from long-term borrowings
      5,000,000

      5,000,000

      5,000,000




Net increase (decrease) in line-of-credit
      3,525,000

      1,475,000

 (   3,470,000)




Purchases of treasury stock
 (        90,732)

                  0

                  0




Net cash provided by financing activities
      9,830,782

      7,918,749

    12,393,464














Net increase (decrease) in cash and cash equivalents
 (      304,845)

      1,281,115

        556,712














Cash and cash equivalents at beginning of year
      4,582,361

      3,301,246

      2,744,534














Cash and cash equivalents at end of year
 $   4,277,516

 $   4,582,361

 $   3,301,246





The Notes to Consolidated Financial Statements are an integral part of these statements.

-5-



FULTON BANCSHARES CORPORATION AND SUBSIDIARIES














CONSOLIDATED STATEMENTS OF CASH FLOWS




Years Ended December 31, 2000, 1999 and 1998















2000

1999

1998





Supplemental disclosure of cash flows information:


















   Cash paid during the year for:









       Interest
 $   5,128,808

 $   4,295,695

 $   4,138,880




       Income taxes
        505,575

        511,000

        438,625














Supplemental schedule of noncash investing and








   financing activities:



















Unrealized holding gain (loss), net of tax
 $      495,313

 ($    766,072)

 $         1,061














Other real estate owned transferred to









       premises and equipment
 $      140,000

 $               0

 $               0


























































The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

	Nature of Operations

	Fulton Bancshares Corporation's primary activity consists of owning and supervising its subsidiaries:

 	?	Fulton County National Bank and Trust Company, which is engaged in providing banking and bank related services, principally in Fulton, southern Huntingdon and western Franklin Counties. Its six branches are located in McConnellsburg (2), Warfordsburg, Hustontown, Orbisonia and St. Thomas.

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

	While management uses available information to recognize
losses on loans and foreclosed real 	estate, future additions to
the allowances may be necessary based on changes in local economic
	conditions.  In addition, regulatory agencies, as an integral
part of their examination process, 	periodically review the
corporation's allowances for losses on loans and foreclosed real
estate.  	Such agencies may require the corporation to recognize
additions to the allowances based on 	their judgments about
information available to them at the time of their examination.
Because of 	these factors, management's estimate of credit losses
inherent in the loan portfolio and the related 	allowance may
change in the near term.

Note 1.	Significant Accounting Policies (Continued)

	Investment Securities

Under SFAS 115, the corporation's investments in securities are classified in three categories and accounted for as follows:

	?	Trading Securities.  Securities held principally for
resale in the near term are classified as
		trading securities and recorded at their fair values.
Unrealized gains and losses on trading 		securities are
included in other income. The Bank had no trading securities in 2000 or 1999.

	?	Securities to be Held to Maturity.  Bonds and notes for
which the Bank has the
positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

	?	Securities Available for Sale.  Securities available for
sale consist of equity securities, bonds and notes not classified as trading securities nor as securities to be held to maturity, and FNMA and FHLMC preferred stock.
These are securities that management intends to use as a part of its asset and liability management strategy and may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in other comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Fair values for investment securities are based on quoted market prices.

The corporation has classified all of its investment securities as "available for sale" at December 31, 2000 and 1999.

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

Note 1.	Significant Accounting Policies (Continued)

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

	Real Estate Owned Other Than Premises

Other real estate owned includes foreclosed properties for which the institution has taken physical possession in connection with loan foreclosure proceedings. Assets received in foreclosure are recorded at the lower of the outstanding principal balance of the related loans or the estimated fair value of collateral held, less costs to sell. Any adjustment required to write down the property to net realizable value is charged to the allowance for loan losses. Costs of holding and maintaining the property and subsequent adjustments to the carrying amount of the property are charged to expense when incurred.

	Earnings per Share

Earnings per common share were computed based on weighted averages of 494,054 shares in 2000 and 495,000 shares of common stock outstanding in 1999 and 1998.

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

Long-Term Borrowings. The fair values of the corporation's long-term borrowings are estimated using discounted cash flow analyses based on the corporation's current incremental borrowing rates for similar types of borrowing arrangements.

		Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

		Off-Balance-Sheet Instruments.  The Bank generally does not
charge commitment fees. Fees 		for standby letters of credit and
their off-balance-sheet instruments are not significant.

	Advertising

	The Bank expenses advertising costs as incurred. Advertising expenses for the years ended
	December 31, 2000, 1999 and 1998 were $ 102,434, $ 81,904 and
$ 70,719, respectively.

Note 1.	Significant Accounting Policies (Continued)

	Comprehensive income

The corporation has adopted Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

The corporation has elected to report its comprehensive income in the statement of stockholders' equity. The only element of "other comprehensive income" that the corporation has is the unrealized gain or loss on available for sale securities.

The components of the change in net unrealized gains (losses) on securities were as follows:


                                                   2000
  1999                    1998

Gross unrealized holding gains/(losses) arising during the year	$
756,379	($ 1,154,797)
	$ 5,278
Reclassification adjustment for (gains)/losses realized in net
income	(       5,905)	(         5,918)
	(    3,671)
Net unrealized holding gains/(losses) before taxes	750,474	(
1,160,715)
	1,607
Tax effect	(   255,161)	     394,643
	(      546)
Net change	$ 495,313	($   766,072)
	$ 1,061

Note 2.	Investments

	The amortized cost and fair value of investment securities available for sale at December 31 were:



                    Gross                Gross

Amortized        Unrealized        Unrealized           Fair

Cost                 Gains               Losses             Value

                                  2000
	Obligations of U. S. Government
	  corporations and agencies	$  9,750,245	$ 11,290
$    38,808	$   9,722,727
	Obligations of states and political
	  subdivisions		3,659,558	30,780
	76,421	3,613,917
	Mortgage-backed securities	4,145,519	4,872	48,751
	4,101,640
	Corporate bonds	499,285	23,485	0
	522,770
	FNMA and FHLMC preferred stock	    5,489,344	            3,815
    195,344	5,297,815
	Other stocks	       132,000	           0	              0
  132,000
		Totals	$ 23,675,951	 $ 74,242	$   359,324	$
23,390,869


                                  1999
	Obligations of U. S. Government
	  corporations and agencies	$  10,251,331	$          0
$    285,834	$   9,965,497
	Obligations of states and political
	  subdivisions		4,089,437	37,491
	200,993	3,925,935
	Mortgage-backed securities	4,890,061	1,826	129,196
	4,762,691
	FNMA and FHLMC preferred stock	    5,239,344	            0
458,850	4,780,494
	Other stocks	        132,000	           0	               0
   132,000
		Totals	$ 24,602,173	 $ 39,317	$ 1,074,873	$
23,566,617

Note 2.	Investments (Continued)

The amortized cost and fair value of investment securities available for sale at December 31, 2000, by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Amortized
           Fair

                                          Cost
                 Value

	Due in one year or less		$     244,948	$      246,313
	Due after one year through five years		10,283,706	10,271,621
	Due after five years through ten years		2,167,646		2,201,791
	Due after ten years		1,212,788	1,139,689
	Mortgage-backed securities		   4,145,519	  4,101,640
	FNMA and FHLMC preferred stock		    5,489,344	    5,297,815
	Other stocks		        132,000	        132,000
			$ 23,675,951	$ 23,390,869

Proceeds from sales of securities available for sale during 2000 were $ 1,155,569. Gross gains and losses on those sales were $ 10,400 and $ 4,495, respectively. Proceeds from maturities of investment securities during 2000 were $ 1,476,328, resulting in no gains or losses. Included in stockholders' equity at December 31, 2000 is $ 188,154 of unrealized holding losses on securities available for sale, net of $ 96,928 in deferred taxes.

Proceeds from sales of securities available for sale during 1999 were $ 3,906,168. Gross gains and losses on those sales were $ 8,989 and $ 3,071, respectively. Proceeds from maturities of investment securities during 1999 were $ 3,171,671, resulting in no gains or losses. Included in stockholders' equity at December 31, 1999 is $ 683,467 of unrealized holding losses on securities available for sale, net of $ 352,089 in deferred taxes.

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

The corporation is required to maintain minimum investments in certain stocks, which are recorded at cost since they are not actively traded and therefore, have no readily determinable market value. Consequently, the corporation owns the following equity securities at December 31:


                      2000                       1999

	Federal Home Loan Bank	$ 1,171,300	$ 788,800
		Atlantic Central Bankers Bank	10,000	10,000
		Federal Reserve Bank	        70,850	    70,850
			$ 1,252,150	$ 869,650

Securities with a cost basis of $ 8,750,000 (fair value of $ 8,724,838) and $ 10,250,000 (fair value of $ 9,965,497) at
December 31, 2000 and 1999, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.	Loans

	Loans consist of the following at December 31 (in thousands):

                                                 2000
  1999
	Real estate loans:
		Secured by farmland	$  16,257	$ 14,342
		Secured by 1-4 family residential	42,075	39,716
		Secured by multifamily (5 or more) residential properties
	373	171
		Secured by nonfarm nonresidential	21,287	15,044
	Loans to finance agricultural production:
		Loans to farmers	3,814	3,702
	Commercial and industrial loans	8,902	8,224
	Loans to individuals for household, family
	  and other personal expenditures	9,765	10,180
	Obligations of states and political subdivisions in the U. S.	381	368
	All other loans	           51	          48
			 102,905	91,795
	Less:  reserve for loan losses	(          847)	(
800)
			$ 102,058	$ 90,995

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                              90 Days or More

                      - - - - - - - Past Due - - - - - - -


                       2000           1999          1998

	Real estate mortgages			$ 479	$ 168	$ 405
	Installment loans			29	0	37
	Time and demand loans			    41	      0	      0
		Total			$ 549	$ 168	$ 442

There were no loans on nonaccrual status at December 31, 2000, 1999 and 1998.

Loan balances are stated net of deferred loan origination
(fees) costs. These net (fees) costs amounted to the following at December 31:

                                     2000                       1999

			Installment	$   5,120	$ 11,541
			Time and demand	1,300	1,571
			Mortgage	(   55,572)	(   57,349)
					($ 49,152)	($ 44,237)

At December 31, 2000 and 1999, the total recorded investment in impaired loans was $ 0.

Note 4.	Reserve for Loan Losses

	Activity in the reserve for loan losses is summarized as follows:


                            2000                  1999
 1998

		Balance at beginning of period	$ 800,267	$ 580,694	$ 487,250
		Recoveries	34,093	72,416	22,352
		Current year provision charged to income	    45,000
195,000	  185,000
			Total	879,360	848,110	694,602
		Losses		    32,239
47,843	  113,908
		Balance at end of period	$ 847,121	$ 800,267	$ 580,694
-13-


Note 5. 	Loans to Related Parties

The Bank has granted loans to the officers and directors of the corporation and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 1,194,845 and $ 1,040,715 at December 31, 2000 and 1999, respectively. During 2000, $ 508,307 of new loans were made and repayments totaled $ 354,177. During 1999, $ 222,431 of new loans were made and repayments totaled $ 201,443.

	Outstanding loans to employees totaled $ 815,000 and $ 739,510
at 	December 31, 2000 and 1999, respectively.

Note 6.	Premises and Equipment

	A summary of premises and equipment is as follows:

                                     Accumulated       Depreciated
                       Description
           Cost              Depreciation            Cost


                                        2000
	Premises and improvements
	  (including land $ 441,101)	$ 3,379,786	$    628,335	$ 2,751,451
	Equipment, furniture and fixtures	2,454,542	1,633,959	820,583
	Vehicles	       92,602	       17,349
75,253
		$ 5,926,930	$ 2,279,643	$ 3,647,287


                                       1999

	Premises and improvements
	  (including land $ 441,101)	$ 3,228,460	$    544,996	$ 2,683,464
	Equipment, furniture and fixtures	2,339,635	1,346,221	993,414
	Vehicles	       56,945	       23,437
33,508
		$ 5,625,040	$ 1,914,654	$ 3,710,386

	Depreciation and amortization expense amounted to $ 385,535 in 2000, $ 336,727 in 1999, and
	$ 284,866 in 1998.

Note 7.	Financial Instruments With Off-Balance-Sheet
Risk/Commitments

The corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the corporation has in particular classes of financial instruments.








-14-


Note 7.	Financial Instruments With Off-Balance-Sheet
Risk/Commitments (Continued)

The corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amounts of those instruments. The corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                               Contract or

                                           Notional Amount

                                        2000                  1999
	Financial instruments whose contract amounts
	  represent credit risk at December 31:
		Commitments to extend credit	$ 14,847,246	$ 14,215,598
		Standby letters of credit and financial
		  guarantees written	594,000	322,500

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
 The corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the corporation upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The corporation holds collateral supporting those commitments when deemed necessary by management.

Note 8.	Retirement Plan

The corporation maintains a 401-K profit-sharing plan covering substantially all full-time employees. The plan allows contributions of up to 15% by employees. Additional contributions can be made at the discretion of the board of directors. The corporation contributions made to the plan were $ 72,000 for 2000, $ 60,000 for 1999 and $ 52,735 for
1998.

Note 9.	Federal Income Taxes

	The components of federal income tax expense are summarized as follows:


                         2000                1999
1998

		Current year provision	$ 510,921	$ 507,944
	$ 455,085
				Deferred income taxes (benefits)		(     47,409)
		(  114,841)		(     50,535)
		Income tax effect of securities transactions
      2,008	      2,012	      1,248
		Applicable income taxes	$ 465,520	$ 395,115	$ 405,798

Federal income taxes were computed after reducing pretax accounting income for nontaxable interest and dividend income in the amount of $ 433,970, $ 516,446 and $ 550,702 for 2000,
1999 and 1998, respectively.

-15-


Note 9.	Federal Income Taxes (Continued)

	A reconciliation of the effective income tax rate to the federal statutory rate is as follows:


                                         2000            1999
    1998

		Applicable federal income tax rate	34.0%	34.0%	34.0%

		Reductions resulting from:
			Nontaxable investment income and other items,
			 net of nondeductible expenses	(10.0)	(12.8)	(11.9)
		Effective income tax rate	24.0%	21.2%	22.1%

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


                         2000                  1999
1998

		Total deferred tax assets	$ 490,170	$ 684,995	$ 225,970
		Total deferred tax liabilities	(   143,588)	(   130,661)	(
181,120)
			Net deferred tax asset	$ 346,582	$ 554,334	$   44,850

The corporation has not recorded a valuation allowance for the deferred tax assets as management believes that it is more likely than not that they will be ultimately realized.

Note 10.	Leases

The Bank is party to real estate leases with base monthly rental charges of $ 3,220. These charges are to be adjusted on specified dates and by agreed upon amounts or by the net change in the consumer price index. The leases expire on January 7, 2011 (as extended) and December 31, 2005, respectively. Each lease contains a provision for renewal under various terms at the Bank's option. In addition, the Bank leases certain equipment on a 54 month lease which expires in 2001. Total rental expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was $ 58,413, $ 59,573 and $ 59,435, respectively.

Based on the current monthly rent, future minimum rental
payments for the next five years are as follows:
				2001	$ 61,308
				2002	61,308
2003	61,308
2004	57,530
2005	38,638
Note 11.	Other Assets

	Other assets include the following at December 31:

                               2000                           1999

		Net deferred tax asset	$ 346,582	$ 554,334
		Prepaid expenses	186,874	165,710
		Others                                 	     57,618
  45,257
				$ 591,074	$ 765,301
-16-


Note 12.	Deposits

Included in interest-bearing deposits at December 31 are NOW and Money Market Account balances totaling $ 14,765,334 and $
16,281,186 for 2000 and 1999, respectively.

Time deposits of $ 100,000 and over aggregated $ 13,111,812 and $ 12,462,940 at December 31, 2000 and 1999, respectively.
 Interest expense on time deposits of $ 100,000 and over was $ 717,000, $ 624,000 and $ 617,000 for 2000, 1999 and 1998,
respectively.

The amount of time deposits maturing over the next 5 years is as follows:

		2001	$ 52,659,985
		2002	    5,125,631
2003	5,122,759
		2004	     1,383,304
		2005	        455,142
			$ 64,746,821

The Bank accepts deposits of the officers and directors of the corporation and its subsidiaries on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled
$ 3,872,958 and $ 3,125,902 at December 31, 2000 and 1999,
respectively.

	Overdrafts of $ 22,506 and $ 13,661 at December 31, 2000 and 1999, respectively, were reclassified as loans for financial reporting purposes.

Note 13.	Fulton Bancshares Corporation (Parent Company Only)
Financial Information

The following are the condensed balance sheets, income statements and statements of cash flows for the parent company as of and for the periods ended December 31:

Balance Sheets
			Assets
                       2000                   1999

	Cash			$
8,172	$        54,335
	Investment in the Fulton County National Bank
	  & Trust Company	14,017,147	12,517,526
	Investment in Fulton County Community
	  Development Corporation	          46,242	49,433
	Securities available for sale	       132,000
132,000
			Total assets	$ 14,203,561	$ 12,753,294

			Liabilities

	Accounts payable	$               0	$
  27

			Stockholders' Equity
	Common stock, par value $ .625 per share, 4,000,000 shares
	  authorized; shares issued and outstanding - 2000 - 492,745;
	  1999 - 495,000	309,375	309,375
	Additional paid-in capital	2,051,275	2,051,275
	Retained earnings	   12,121,797	11,076,084
	Accumulated other comprehensive income (loss)	(       188,154)
	(         683,467)
	Treasury stock:  2,255 shares at cost	(         90,732)
          0
			Total stockholders' equity	  14,203,561	   12,753,267

			Total liabilities and stockholders' equity	$ 14,203,561
	$ 12,753,294

-17-


Note 13.	Fulton Bancshares Corporation (Parent Company Only)
Financial Information (Continued)


                          2000                 1999
1998
Statements of Income
Years Ended December 31

	Cash dividends from wholly-owned subsidiary	$    510,050
	$    534,000	$    516,000

	Investment income	1,090	840
	370

	Equity in undistributed income of subsidiaries	1,001,117
971,628	943,412

	Printing, supplies, amortization and
	  other expenses	(        41,943)	(        40,026)
	(        32,450)
			Net income	$ 1,470,314	$ 1,466,442
	$ 1,427,332

Statements of Cash Flows
Years Ended December 31
	Cash flows from operating activities:
		Net income	$ 1,470,314	$ 1,466,442	$
1,427,332
		Adjustments to reconcile net income
		  to cash provided by operating activities:
			Equity in undistributed income of
			  subsidiary	(   1,001,117)	(    971,628)	(
943,412)
			Increase (decrease) in accounts payable	(
27)	            27	               0
	Net cash provided by operating activities	     469,170
494,841	     483,920

	Cash flows from investing activities:
		Investment in subsidiary	0	(      15,000)	0
		Purchases of investment securities available
		  for sale	              0	             0	(
132,000)
	Net cash (used) by investing activities	              0	(
15,000)	(     132,000)

	Cash flows from financing activities:
		Dividends paid	(     424,601)	(    425,700)	(
356,400)
		Purchases of treasury stock	(       90,732)	              0
             0
	Net cash provided (used) by financing activities	(     515,333)
	(    425,700)	(     356,400)
	Net change in cash	(       46,163)	54,141	(
4,480)
	Beginning cash	      54,335	          194
 4,674

	Ending cash	$       8,172	$    54,335	$
 194

Note 14.	Compensating Balances

The corporation is required to maintain certain compensating balances with its correspondent banks to cover processing costs and service charges. Required compensating balances were $ 125,000 at December 31, 2000 and 1999.

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
-18-


Note 15.	Regulatory Matters (Continued)

Fulton County National Bank and Trust Company, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Retained earnings available for the payment of dividends without approval of the Comptroller amounted to $ 3,287,791, $ 3,223,813, and $ 2,964,040 at
December 31, 2000, 1999 and 1998, respectively. The Bank is also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines, the Bank is required to maintain minimum capital ratios. The "leverage ratio", which compares capital to adjusted total balance sheet assets is required to be at least 3%. "Tier I" and "Tier II" capital ratios compare capital to risk-weighted assets and off-balance sheet activity. The Tier I ratio is required to be at least 4%. The combined Tier I and Tier II ratio is required to be at least 8%.

At December 31 the corporation's actual ratios and required levels were as follows:

                                                    - - - -
Actual - - - -

                                          Required      2000
   1999
		Leverage (total capital/total assets)	3.0%	10.2%	10.0%
		Tier 1 (Tier 1 core capital/risk weighted assets)	4.0%
	13.8%	14.5%
		Total capital (total capital plus allowance for loan
losses/
		  risk weighted assets)	8.0%	14.6%	15.3%

As of December 31, 2000 the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Note 16.	Liabilities for Borrowed Money

At December 31, 1999 the Bank had an outstanding five year loan with Federal Home Loan Bank of Pittsburgh of $ 10,000,000. Interest is payable monthly at a floating rate of 5.16% with the principal maturing September 24, 2009. During 2000 the borrowing was refinanced with a $ 15,000,000 ten year loan with Federal Home Loan Bank of Pittsburgh. The floating interest rate was 5.93% at December 31, 2000 and is payable monthly. The loan matures on July 12, 2010.

The Bank has established credit at Federal Home Loan Bank
(FHLB) of Pittsburgh to improve liquidity. The Bank may borrow up to approximately $ 42 million from FHLB under the terms of certain commitment agreements, less any borrowings outstanding. The rates and terms of the commitments are flexible and are not fixed until the funds are withdrawn, but funds may not be borrowed for more than one year. Borrowings were $ 5,000,000 and $ 1,475,000 at December 31, 2000 and
1999, respectively. The variable interest rate was 6.64% at December 31, 2000. Collateral for the borrowings consists of certain investments and mortgages approximating $ 42 million at December 31, 1999.

Note 17.	Real Estate Owned Other Than Premises

	These assets consist of the following at December 31:


   2000                     1999
	Rental property (St. Thomas, PA), at depreciated cost	$ 86,610
	$   89,878
	Foreclosed real estate	           0	  140,000
			$ 86,610	$ 229,878

The rental property was originally purchased for expansion purposes and the Bank intends to hold it until a decision is made if the property is needed. The foreclosed real estate was converted to property used in operations of the Bank in 2000.

Note 17.	Fair Value of Financial Instruments

The estimated fair values of the corporation's financial instruments under Statement on Financial Accounting Standards
(SFAS) No. 107, Disclosure About Fair Value of Financial Instruments were as follows at December 31, 2000 and 1999:

       Carrying Amount                           Fair Value

                                  (000 Omitted)

       2000             1999                     2000           1999
	FINANCIAL ASSETS
		Cash and due from banks	$    4,276	$  4,582	$   4,276	$  4,582
		Securities available for sale	23,391	23,567	23,391
	23,567
		Other bank stock	1,252	870	1,252	870
		Loans receivable (net)	102,058	90,995	101,361	89,548
		Accrued interest receivable	965	731	965	731

	FINANCIAL LIABILITIES
		Time certificates	64,747	61,044	65,022	61,379
		Other deposits	40,385	42,267	40,385	42,267
		Accrued interest payable	502	421	502	421
		Other borrowed funds	20,000	11,475	20,000	11,449

Note 18.	Deferred Compensation and Other Benefit Programs

	The Bank has adopted several benefit programs, some of which result in the deferral of payments for services rendered:

	(1)	The Supplemental Executive Retirement Plan - This Plan is
funded by single premium life 			insurance on the CEO and
certain other Bank executives, with the Bank as beneficiary.
		Actual payments to the executives will not begin until their retirement.

	(2)	The Director Emeritus Program - This plan, funded by life
insurance, will allow the Bank to 		reward its directors for
longevity of service to the Board.  Directors who qualify would be
			eligible at age 75 to receive $ 4,000 annually for up to 10 years under this program.

	(3)	The Director Deferred Compensation Plan - This plan, also
funded by life insurance, will 			allow directors to
defer up to 100% of directors fees annually.  The amounts deferred
will 			be paid out over a period of up to 10 years beginning
when the director reaches the age of 			75.

	(4)	The Officer Supplemental Life Insurance Plan provides for
officer life insurance coverage of 		generally double their
current salary level, and is also funded by single premium life
		insurance.

	As a result of these plans, the following items are recognized in the financial statements:


                                        2000                   1999
                     1998
	Asset
	Cash surrender value of life insurance	$ 4,212,760	$ 3,028,486	$
3,165,957

	Liabilities
	Supplemental executive retirement plan	352,031	258,920	173,093
	Deferred directors fees liability	162,189	116,079	98,308

	Income
	Earnings on cash surrender value of life insurance	197,110
	160,185	175,184
	Death benefits received from insurance policies	0	113,576
	0

Note 18.	Deferred Compensation and Other Benefit Programs
(Continued)


                          2000                1999
  1998

	Expenses
	Life insurance expense	$ 32,836	$ 27,948	$ 29,482
	Supplemental executive retirement expense	93,111	85,827
	61,727
	Deferred directors fees	46,974	43,047	27,707
	Director emeritus fees	12,000	12,003	17,000
	Death benefits paid to beneficiaries	857	12,099	0

Note 19.	Concentrations of Credit Risk

The corporation grants agribusiness, commercial and residential loans to customers primarily in Fulton County, Pennsylvania and adjoining counties in Pennsylvania and Maryland. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector (approximately 20% of loan portfolio).

Management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but generally includes equipment and real estate.

The corporation maintains deposit balances at correspondent banks, which provide check collection and item processing services to the corporation. At times, the balances with these correspondent banks may exceed federally insured limits, which management considers to be a normal business risk.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

SELECTED FIVE-YEAR FINANCIAL DATA



                                                             2000
            1999            1998             1997            1996
Income (000 omitted)

	Interest income            	$ 10,039	$ 8,804	$ 8,192	$ 7,898
$ 7,513
	Interest expense	5,210	4,325	4,151	4,036
	3,725
	Provision for loan losses        	         45	      195
     185	       20	       65
	Net interest income after
	  provision for loan losses	4,784	4,284	3,856	3,842
	3,723
	Securities gains (losses)	          6	6	4	3
(          2)
	Other operating income	516	583	718	470
	391
	Other operating expenses       	    3,370	   3,011	   2,745
2,626	   2,425
	Income before income taxes	1,936	1,862	1,833	1,689
	1,687
	Applicable income tax            	       466	      395
      406	     384	     455
	Net income            	$  1,470	$ 1,467	$ 1,427	$ 1,305
	$ 1,232


Per share amounts are based on following weighted averages:

             2000 - 494,054         1998 - 495,000
1996 - 495,000
             1999 - 495,000         1997 - 495,000

	Income before income taxes 	$   3.92	$  3.76	$  3.70	$   3.41
	$   3.41
	Applicable income taxes	.94	.80	.82	.77	.92
	Net income	2.98	2.96	2.88	2.64	2.49
	Cash dividend paid	.86	.86	.72	.70	.66
	Book value                  	               28.75	25.76	25.21
	23.04	20.50

Year-End Balance Sheet Figures (000 omitted)

	Total assets               	$ 140,480	$ 128,478	$ 119,649
	$ 105,770	$ 102,355
	Net loans	102,058	90,995	80,214	70,416
63,791
	Total investment securities	24,643	24,436	29,183
25,922	28,474
	Deposits-noninterest bearing	13,025	12,354	11,553
	8,159	10,000
	Deposits-interest bearing	92,107	90,957	87,788	 82,062
	81,632
	Total deposits	105,132	103,311	99,341	90,221
	91,632
	Liabilities for borrowed money	20,000	11,475	7,100
	3,470	0
		Total stockholders' equity	14,204	12,753	12,479
	 11,407	10,149

Ratios (includes net unrealized gain/loss on AFS securities)

	Average equity/average assets	9.82	10.36	10.60	 10.29	9.80
	Return on average equity	11.17	11.43	11.95	11.98	12.49
	Return on average assets	1.10	1.18	1.27	1.23	1.23

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CHANGES IN INCOME AND EXPENSE - 2000 AND 1999

	The schedule below reflects comparative changes in income and expense included in the Consolidated Statements of Income for 2000 and 1999 together with changes in asset and liability volumes associated with these income and expense items.



                                                   2000 Compared to
1999                          1999 Compared to 1998
                                       Average Volumes
Income/Expense    Average Volumes   Income/Expense
($ 000 omitted)                    $               %               $
           %             $            %           $          %

Loans		10,150	11.5	1,182	16.1	12,292	16.3	620	9.3
Investment securities      	(      836)	(    3.2)	50	3.4	(     126)
	(      .5)	10	.7
Other investments         	      55	305.6	      3	418.6
(     325)	(  94.8)	(  18)	(  94.7)
	Total               	  9,369	8.2	1,235	14.0	11,841	11.6	612
	7.5

Interest/borrowed funds      	4,109	34.8	374	64.2	7,378	166.7
	346	145.9
Interest bearing demand
 deposits		482	5.0	19	9.4	486	5.3	(
5)	(    2.4)
Savings deposits           	(   2,445)	(  11.6)	(     71)
	(  12.8)	(       96)	(    .5)	(  55)	(    9.1)
Time deposits             	  6,428	11.4	  563	18.8	 1,822	3.3	(112)
	(    3.6)
	Total               	  8,574	8.7	  885	20.5	 9,590	10.7	174
	4.2

Net interest income			350	7.8			438	10.8
Provision for loan losses                 		(   150)	( 76.9)
		   10	5.4
Net interest income after
  provision for loan losses                 		   500	11.7
		428	11.1

Security transactions                     		      	0	0.0
			2	50.0
Other operating income                    		(    66)	( 11.4)
		(135)	(18.8)
Income before operating expense			  434	8.9
	295	6.4
Salaries & employee benefits                     		195	14.8
		73	5.9
Occupancy & equipment expense            		81	12.5
	78	13.7
FDIC insurance premiums                     		10	84.9
		0	0.0
Other operating expenses                                   	    74	7.1
			115	12.4
	Total operating expenses            		  360	11.9
		266	9.7

Income before income taxes                 		74	4.0
		29	1.6
Applicable income taxes                     		    70	17.8
		(  11)	( 2.7)
	Net income                          		       4	.3
		  40	2.8

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA

	The unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are as follows:



                                                            2000
                                               1999
($ 000 omitted                               Quarter Ended
                             Quarter Ended
 except per share)          Mar. 31  June 30    Sept. 30   Dec. 31
     Mar. 31  June 30  Sept. 30 Dec. 31

Interest income         	$ 2,355	$ 2,469	$ 2,585	$ 2,630	$ 2,137	$ 2,171	$
2,250	$ 2,246
Interest expense            	   1,165	   1,240	   1,377	   1,428	  1,047
	  1,059	  1,092	  1,127
	Net interest income	1,190	1,229	1,208	1,202	1,090	1,112	1,158
	1,119
Provision for loan losses	       15	       15
       15	         0	      85	      15	      80	      15
	Net interest income
	  after provision for
	  loan losses	1,175	1,214	1,193	1,202	1,005	1,097	1,078	1,104

Securities gains (losses)	0	5	2	(         1)	2	0	0
	4
Other income	107	119	124	166	203	102	136	142
Other expenses              	     850	     803	     866	      851
757	    706	    743	    805
	Operating income
	  before income taxes	432	535	453	516	453	493	471
	445
Applicable income taxes  	     100 	    140	     106
     120	     81	   125	      96	      93
	Net income            	$   332	$   395	$   347	$    396	$  372	$  368	$
  375	$   352



Net income applicable
  to common stock
Per share data:
	Net income	$  .67	$  .80	$  .70	$   .81	$ .75	$  .74	$  .76	$  .71

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES



  ($ 000 omitted)                                        2000
     1999                1998                1997            1996

LOANS
	Lines of credit	$  3,024	$     2,921	$    3,332	$     3,290	$  3,492
	Tax free	785	846	1,281	2,201	2,458
	Commercial  	21,292	18,413	14,203	13,966	12,702
	Mortgage 	54,534	48,070	40,916	35,415	32,833
	Consumer            	   18,417	     17,652	    15,878	     13,299	  11,045
		Total loans            	   98,052	     87,902	    75,610
68,171	  62,530

INVESTMENT SECURITIES
	U.S. Government	0	0	0	0  	254
	U.S. Government agencies 	10,210	8,465	5,863	6,931	6,984
	State & municipal 	3,997	5,903	5,793	5,090	3,040
	Mortgage-backed securities	4,532	5,988	9,324	13,861	18,730
	FNMA & FHLMC preferred stock	5,339	5,021	4,746	2,443	124
	Corporate bonds	262	0	0	0	0
	Other 	      1,001	           800	          577
 392	       555
		Total investment securities  	    25,341
      26,177	     26,303	    28,717	   29,687

OTHER SHORT-TERM INVESTMENTS
	Federal funds sold 	           73	           18	          343
 255	      430

TOTAL EARNING ASSETS                	   123,466	   114,097
   102,256	     97,143	  92,647

TOTAL ASSETS                        	$ 134,004	$ 123,985	$ 111,002
$ 105,864	$ 99,844

Percent increase - earning assets	8.2%	11.5%	5.3%	4.8%
	3.8%

DEPOSITS
	Interest-bearing demand (NOW) 	$   10,204	$   16,951	$   16,779
$  15,528	$ 15,758
	Savings (MMA & sav.) 	18,618	13,834	13,616	13,816	14,578
	Time	    62,871	    56,443	     54,621	   53,738	  49,582
		Total interest-bearing deposits 	    91,693	    87,228
     85,016	   83,082	  79,918

OTHER BORROWINGS
	Federal funds purchased	118	70	622	276	908
	Liabilities for borrowed money	    15,795	    11,734	      3,804
	     1,838	       288
			    15,913	    11,804	     4,426	     2,114	    1,196

TOTAL INTEREST-BEARING
  LIABILITIES 	  107,606	   99,032	   89,442	   85,196	  81,114

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

    2000             1999           1998           1997
1996
AVERAGE RATES EARNED

      %                 %               %                %
      %

Loans
	Commercial  	9.21	8.32	9.23	9.11	9.31
	Mortgage 	8.24	8.01	8.61	8.67	8.64
	Consumer  	8.97	8.74	8.77	8.89	9.58
	Tax free	5.48	5.53	5.82	5.62	5.91
	Lines of credit                	9.55	8.35	8.81	9.19
	9.13
		Total 	8.60	8.37	8.72	8.73	9.09

Investment Securities
	U.S. Government  	0.00	0.00	0.00	0.00	6.40
	U.S. Government agencies	6.22	6.05	5.95	6.17	6.09
	State & municipal                    	4.99	4.94	4.93	5.00
	5.02
	Mortgage-backed securities	6.34	5.44	5.50	6.46	6.50
	Corporate bonds	7.51	0.00	0.00	0.00	0.00
	Other  	6.09	5.96	5.99	7.27	6.32
		Total	6.03	5.65	5.57	6.22	6.08

Other Short-Term Investments
	Federal funds sold	5.59	4.43	5.49	5.51	5.30

Total earning assets   	8.07	7.72	7.90	8.13	8.11

AVERAGE RATES PAID
	Time & savings deposits 	4.64	4.29	4.60	4.71	4.59
	Federal funds purchased  	4.87	5.05	5.57	5.61	5.61
	Liabilities for borrowed money	6.03	4.91	5.32	5.68	5.55

Total interest-bearing liabilities	4.84	4.37	4.64	4.74
	4.59

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

	The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.

	OPERATING RESULTS

	Net income was $ 1,470,000 for 2000, compared to $ 1,467,000 for 1999, representing an increase of $ 3,000, or .3%. Net income on an adjusted per share basis for 2000 was $ 2.98, up $ .02 from the $ 2.96 per share realized during 1999.

	Interest income for 2000 was $ 10,039,000, up $ 1,235,000, or
14.0% more than 1999. The increase was due primarily to higher average balances of loans, which typically produce higher yields than investments, compared to 1999.

	Average earning assets increased 8.2% and 11.5% in 2000 and 1999, respectively. Average loan demand, which typically produces higher yields than investments, increased 11.5% in 2000. Net loans at December 31, 2000 stood at $ 102,058,000 compared to $ 90,995,000 as of December 31, 1999, an increase of 12.2%. Average investment securities decreased 3.2% in 2000, with the decrease concentrated in mortgage-backed securities and obligations of state and political subdivisions, while U.S. Government Agency securities, FHLMC preferred stock and FHLB stock increased.

	Total interest expense was $ 5,210,000 for 2000, an increase of $ 885,000, or 20.5% from the
$ 4,325,000 for 1999. Average time deposits, which pay higher yields, increased 11.4% in 2000. Interest-bearing deposits stood at $ 92,107,000 at December 31, 2000 compared with $ 90,957,000 as of
December 31, 1999, an increase of 1.3%. Average interest-bearing demand deposits and other savings deposits increased 5.0%, while average savings deposits decreased 11.6%. Average borrowed funds increased 34.8%.

	Management continues to competitively price its interest-bearing deposits to maintain a favorable net interest margin.

	Net interest income is the difference between total interest income and total interest expense. Interest income is generated through earning assets, which include loans, deposits with other banks, and investments. Interest income is dependent on many factors including the volume of earning assets, the level of interest rates and the changes in interest rates, and volumes of nonperforming loans. The cost of funds varies with the volume of funds necessary to support earning assets, the rates paid to maintain deposits, rates paid on borrowed funds, and the level of interest-free deposits.

	Net interest income for 2000 totaled $ 4,829,000, up 7.8% from 1999. Management continuously monitors liquidity and interest rate risk through its Asset-Liability Committee reporting and reprices products to maintain a desired net interest margin.

	Other income represents service charges on deposit accounts, commissions on loan insurance, fees for travelers' checks and other services, safe deposit box rents, fees for trust services, securities gains (losses), gains (losses) on sales of other real estate owned, and earnings on cash surrender value of directors and officers life insurance.

	Other income decreased $ 66,000 from 1999 to 2000. The decrease in 2000 resulted primarily from $ 114,000 directors and officers life insurance benefit income in 1999, which was partially offset by a
$ 37,000 increase in earnings on cash surrender value of directors and officers life insurance in 2000.

	The noninterest expenses are classified into four main categories: salaries, fees and employee benefits; occupancy expenses and furniture and equipment expenses that include depreciation, maintenance, utilities, taxes, insurance and rents; FDIC insurance premiums; and other operating expenses that include all other expenses incurred in daily operations.

	Employee related expenses increased 14.8% and 5.8% for 2000 and 1999, respectively, primarily due to the addition of two branch offices in July and November 1999, and merit pay increases. Occupancy and furniture and equipment expenses increased 12.5% and 13.8% in 2000 and 1999, respectively. These increases were due primarily to increased depreciation and building maintenance costs and expense associated with the addition of two new full-service banking facilities during 1999. Other operating expenses increased 7.9% and 12.3%, respectively in 2000 and 1999, respectively, primarily due to increases in advertising, printing and supplies, shares tax and other overhead expenses.

	Applicable income taxes changed between 1998, 1999 and 2000 because of changes in pretax accounting income and taxable income. The effective income tax rate for 2000 was 24.0% compared to 21.2% and 22.1% for 1999 and 1998, respectively. The increase in the effective income tax rate for 2000 was due primarily to a 32% decrease in tax-exempt interest on obligations of state and political subdivisions, and the 1999 receipt of nontaxable director life insurance benefits. The 1999 decrease was due primarily to an increase in tax-exempt interest on obligations of state and political subdivisions, the dividends received deduction for FNMA and FHLMC preferred stock, and the nontaxable income related to the increase in the cash surrender value of directors and officers life insurance.

	FINANCIAL CONDITION

	Total assets at December 31, 2000 were $ 140,480,000, a 9.3% increase over December 31, 1999. Net loans at December 31, 2000 totaled $ 102,058,000, an increase of 12.2% over December 31, 1999.

	The provision for loan losses was $ 45,000 in 2000 compared to $ 195,000 in 1999. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions.
 The bank's history of net charge-offs has traditionally been better than peer group performance with an average rate of less than .10% of average loans outstanding over the past five years. Though this trend is expected to continue, management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

	Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):
                                                                90
Days or More

   Past Due                                   Nonaccrual Status
                                                             2000
             1999                             2000             1999

	Real estate mortgages	$ 479	$ 168	$ 0	$ 0
	Installment loans	29	0	 0	0
	Demand and time loans	       41	      0	   0	   0
	     Total	$ 549	$ 168	$ 0	$ 0

	Total deposits increased to $ 105,132,000 at December 31, 2000 compared with $ 103,311,000 at December 31, 1999. Noninterest bearing deposits and interest-bearing deposits increased 5.4% and 1.3%, respectively.

	Stockholders' equity reached $ 14,204,000 at December 31, 2000 for an 11.4% increase over the prior year. Accumulated earnings for 2000 were partially offset by dividends declared and paid of $ 425,000. Total equity also improved due to a $ 495,000 decrease in net unrealized losses on available-for-sale securities (net of deferred tax). Total stockholders' equity represented 10.1% and 9.9% of total assets at the end of 2000 and 1999, respectively.
Cash dividends of $ .86 per share were paid in 2000 and 1999. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

	LIQUIDITY

	Liquidity and interest rate sensitivity are related to, but distinctly different from, one another.

	Liquidity involves the bank's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Adequate liquidity to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings, including special programs available through Federal Home Loan Bank.

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

                                               Due              Due
             Due               Due             Due
                                               0-30            31-90
           91-180          181-360         After
    (000 omitted)                       Days            Days
     Days             Days           1 Year        Total
Rate Sensitive Assets
	Investment securities	$      881	$    1,002	$    2,284
$   5,095	$ 14,414	$   23,676
	Real estate, commercial
	 and consumer loans	    9,407	  11,892	  18,620	    5,162	  57,825
102,906
			$ 10,288	$ 12,894	$ 20,904	$ 10,257	$ 72,239	$
126,582
Rate Sensitive Liabilities
	Short-term borrowings	$  5,000	$        0	$         0
$        0	$        0	$    5,000
	Long-term borrowings	7,500	0	7,500	0	0	15,000
	Certificates of deposit
	 over $ 100,000	   1,798	     2,048	   2,924	     4,548	   1,797
13,115
	Other certificates
	 of deposit	11,068	5,184	9,372	15,718	10,290	51,632
	Money market deposit
	 accounts	1,095	1,096	2,191	0	0	4,382
	Other interest-bearing
	 deposits	          5,744	    5,744	   11,489	          0	           0
   22,977
     			$ 32,205	$ 14,072	$ 33,476	$ 20,266	$ 12,087
	$ 112,106
	Cumulative GAP	($  21,917)	($ 23,095)	($ 35,667)	($ 45,676)	$ 14,476

	Loan rates have generally increased over the past twelve months. Based on current economic indicators and predictions, management anticipates that interest rates will steadily decrease over the first half of 2001 and remain relatively stable over the remainder of the year. As a result, management has assessed probabilities to each time period and proportionately included variable rate loans in rate sensitive assets of one year or less. -29-


	LIQUIDITY (CONTINUED)

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

	CAPITAL FUNDS

	Internal capital generation has been the primary method utilized by Fulton Bancshares Corporation to increase its capital stock. Stockholders' equity exceeded $ 14.2 million at December 31, 2000. Regulatory authorities have established capital guidelines in the form of the "leverage" and "risk-based capital" ratios. The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimums at December 31 is as follows:

Fulton Bancshares Corporation    Regulatory Minimum

 2000                         1999               Requirements

	Leverage ratio                	10.2%	10.0%	3%

	Risk-based capital ratio
		Tier I (core capital)        	13.8%	14.5%	4%
		Combined Tier I and Tier II
		  (core capital plus allowance
		  for loan losses)                     	14.6%	15.3%	8%

	Fulton Bancshares Corporation has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines and industry averages. Certain ratios are useful in measuring the ability of a company to generate capital internally.

	The following chart indicates the growth in equity capital for the past three years.


                 2000                   1999
1998
	Equity capital at December 31
	  ($ 000 omitted)                       	$ 14,204	$ 12,753
	$ 12,479
	Equity capital as a percent of assets
	  at December 31                          	 10.11%	9.93%
	10.43%
	Return on average assets                  	1.10%	1.18%
	1.27%
	Return on average equity                 	11.17%	11.43%
	11.95%
	Cash dividend payout ratio               	28.91%	29.05%
	24.97%

	MARKET RISK MANAGEMENT

	The Bank has risk management policies to monitor and limit exposure to market risk, and works diligently to take advantage of profit opportunities available in interest rate movements.

	Management continuously monitors liquidity and interest rate risk through its Asset-Liability Committee reporting, and reprices products in order to maintain desired net interest margins. Management expects to continue to direct its marketing efforts toward attracting more low cost retail deposits while competitively pricing its time deposits in order to maintain favorable interest spreads, while minimizing structural interest rate risk.


-30-


	MARKET RISK MANAGEMENT (CONTINUED)

	The following table sets forth the projected maturities and average rates for all rate sensitive assets and liabilities based on the following assumptions. All fixed and variable rate loans were based on original maturities since the bank has not experienced, and does not expect, a significant rewriting of loans. Investments are based on maturity date except certain long-term agencies, which are classified by call date. The bank has historically experienced very little deposit runoff and has generally had net gains in deposits over the years. Based on this experience, it was estimated that maximum runoff of noninterest-bearing checking, NOW checking and other savings would be 10%, and maximum runoff of money market deposits would be 33%. It was estimated that maximum runoff of time deposits would be 25% and these deposits are classified by original maturity date.

                                    - - - - - - - - -
Principal/Notional Amount Maturing In - - - - - - - - -
(In millions)

     Fair
Rate sensitive assets         2001          2002         2003
2004         2005     Thereafter     Total         Value

Fixed rate loans	$ 11,553	$ 5,572	$ 4,738	$ 3,831	$ 3,234
$ 25,059	$ 53,987	$ 53,290
Average interest rates	8.66%	8.98%	8.85%	8.72%	8.49%	8.51%	8.64%

Variable rate loans	17,956	1,811	1,772	1,714	1,654	24,011	48,918	48,918
Average interest rates	9.47%	8.69%	8.61%	8.56%	8.59%	8.51%	8.88%

Fixed rate securities	6,057	2,056	6,823	1,043	979	2,810	19,768	19,768
Average interest rates	6.29%	6.27%	5.97%	6.01%	6.15%	5.12%	5.98%

Variable rate securities	588	676	321	250	200	2,840	4,875	4,875
Average interest rates	6.75%	5.66%	6.41%	6.85%	6.85%	7.51%	6.75%


Rate sensitive liabilities

Noninterest-bearing
  checking	1,302	1,172	1,055	949	855	7,692	13,025	13,025
Average interest rates	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Savings and interest-
 bearing checking	3,744	3,037	2,510	2,110	1,799	14,160	27,360	27,360
Average interest rates	2.29%	2.29%	2.29%	2.29%	2.29%	2.29%	2.29%

Time deposits	13,165	11,155	9,647	7,581	5,800	17,399	64,747	65,022
Average interest rates	5.99%	5.99%	5.54%	4.86%	5.58%	5.58%	5.93%

Variable rate borrowings	5,000					15,000	20,000	20,000
Average interest rates	6.64%					5.93%	6.11%

	Significant Events

	Trust and estate services previously provided by the Fulton County National Bank & Trust Company (Bank) are now serviced by Sentry Trust Company (Sentry) acting as agent for the Bank's trust assets. Pursuant to the service agreement entered into by the Bank and Sentry, Sentry opened a branch office in the Penn's Village Shopping Center in McConnellsburg, PA on January 2, 1999.

	Local business people and bankers in Franklin County, PA, formed Sentry in 1997. It is an independent, nondepository trust company chartered by the Pennsylvania Department of Banking. To date, Sentry manages approximately $ 475 million in assets and its staff of professionals have an average of more than 15 years of experience.
-31-


	It is the Bank's goal to continue to provide quality trust services to its customers and to offer, through Sentry, additional services such as investment management, estate planning, cash management, employee benefit planning, financial and business planning, discount brokerage, and tax planning. The Bank refers customers to Sentry as a full service provider. Sentry will have the full authority to act as agent for the Bank with respect to investment management, personal trust administration, estate planning, estate settlement services, cash management, qualified retirement plans, and financial planning. The authority to act as agent for the Bank shall extend only to those matters that have been vested in the Bank by reason of a trust, plan or other document appointing the Bank as a fiduciary to the individual, entity or plan.

	The Bank has completed its second year with Sentry and we believe the trust services arrangement has expanded services and benefits to the customers of the Bank and have made this a successful arrangement. The Bank and Sentry working together serve the people of Fulton, southern Huntingdon and western Franklin counties. The Bank does not anticipate a significant impact to future net income as a result of this change.

	FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

				Financial Accounting Standards Board (FASB) issued Statement
No. 133 as amended by SFAS No. 138, Accounting For Derivative
Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000.  This Statement establishes
accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value.  If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of exposure to variable cash flows of a forecasted transaction, or (c)
a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation.  The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in fair value of the item being hedged.  Depending on the type of hedge, such recognition will be either net income or other comprehensive income.  For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change.  Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

				In September 2000, the FASB issued Statement No. 140
"Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities."  This Statement provides
accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  It replaces previously issued statement No. 125.  Statement No. 140 revises accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but
otherwise carries over most of Statement No. 125's provisions without reconsideration.  Statement No. 140 is effective for transfers, servicing and extinguishments occurring after March 31,
2001.  Management is evaluating the impact of this statement, but does not anticipate that it will have material impact.

	STOCK MARKET ANALYSIS AND DIVIDENDS

	The corporation's common stock is traded inactively in the over-the-counter market. As of December 31, 2000 the approximate number of shareholders of record was 524.

   Market            Cash                  Market           Cash

    Price           Dividend                 Price          Dividend

              2000                                         1999
	First Quarter         	$ 51.00	$ .18	$ 55.00	$ .17
	Second Quarter          	40.00	.18	60.00	.17
	Third Quarter           	37.00	.23	60.00	.20
	Fourth Quarter          	34.125		.27	51.00	.32

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


                                                Exhibit 23.1

INDEPENDENT AUDITOR'S CONSENT


Board of Directors and Shareholders
Fulton Bancshares Corporation


	We consent to the incorporation by reference in registration statements (Form SB-2 No. 33-85626) of Fulton Bancshares Corporation of our report dated February 13, 2001, appearing in this annual report on Form 10-K of Fulton Bancshares Corporation for the year ended December 31, 2000.





SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 23, 2001



4,276
0
0
0
0
23,391
23,391
102,905
847
140,480
105,132
5,000
1,145
15,000
0
0
309
13,894
140,480
8,506
1,436
97
10,039
4,252
5,210
4,829
6
3,370
1,935
1,470
0
0
1,470
2.98
2.98
3.91
0
549
0
0
800
32
34
847
847
0
0