Form 10-Q
period 2001-03-31
FULTON BANCSHARES CORP
filed 2001-05-15
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001
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
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at April 27, 2001
(Common stock, .625 par value)                   492,745













Page 1 of 14 pages










FULTON BANCSHARES CORPORATION

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - March 31, 2001
	  and December 31, 2000	3
	Condensed consolidated statements of income - three months
	  ended March 31, 2001 and 2000	4
	Condensed consolidated statements of comprehensive income -
	  three months ended March 31, 2001 and 2000	5
	Condensed consolidated statements of cash flows - three
	  months ended March 31, 2001 and 2000	6
	Notes to condensed consolidated financial statements	7 and 8

	Management's discussion and analysis of financial
	  condition and results of operations	9 - 12

PART II - OTHER INFORMATION	13

	Signatures	14

	Exhibits
















Page 2 of 14 pages
























PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31,     December
31,
                                              2001             2000  *
	ASSETS                                (Unaudited)
                                                 (000 Omitted)

Cash and due from banks	$   3,488	$   4,276
Available-for-sale securities	18,076	23,391
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market	1,252	1,252
Loans, net of allowance for loan losses	103,788	102,058
Bank building, equipment, furniture &
 fixtures, net	3,606	3,647
Other real estate owned	86	87
Accrued interest/dividends receivable	1,048	965
Cash surrender value of life insurance	4,259	4,213
Other assets	      645	      591
		Total assets	$ 136,248	$ 140,480

LIABILITIES
Deposits:
		Noninterest-bearing deposits	$  11,282	$  13,025
		Interest-bearing deposits:
			Savings deposits	26,619	27,360
			Time deposits	   67,463	   64,747
				Total deposits	105,364	105,132
Accrued interest payable	484	502
Other borrowed money	15,000	20,000
Other liabilities	      833	      643
			Total liabilities	  121,681	  126,277

STOCKHOLDERS' EQUITY
	Capital stock, common, par value - $ 0.625;
	 4,000,000 shares authorized; 492,745
	 shares issued and outstanding, at March 31,
	 2001 and December 31, 2000 	309	309
	Surplus		2,051	2,051
	Retained earnings	12,364	12,122
	Net unrealized gains/(losses) available-
	 for-sale securities	(       66)	(      188)
	Treasury stock:  2,255 shares at cost	(       91)	(       91)
			Total stockholders' equity	   14,567	   14,203
			Total liabilities and
			 stockholders' equity	$ 136,248	$ 140,480

*  Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 14 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
                                                  2001         2000
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   2,235	$   1,979
	Interest & dividends on investment
	 securities:
		U.S. Government securities	192	232
		Obligations of state & political
		 subdivisions	44	51
	Interest on federal funds sold	0	2
	Other interest & dividend income	     105	       91
			Total interest & dividend income	    2,576	    2,355
Interest Expense
	Interest on deposits	1,112	1,018
	Interest on other borrowed money	     273	      147
			Total interest expense	   1,385	    1,165

			Net interest income before
			 provision for loan losses	1,191	1,190
Provision for loan losses	      15	       15

Net interest income after provision
 for loan losses	   1,176	    1,175

Other Income
	Service charges on deposit accounts	43	37
	Other fee income 	31	26
	Other noninterest income	56	44
	Securities gains (losses)	        9	        0
			Total other income	     139	      107
Other Expense
	Salaries and employee benefits	405	399
	Fixed asset expenses (including
	 depreciation)	185	181
	FDIC insurance premiums	5	5
	Other noninterest expenses	     263	      265
			Total other expenses	     858	      850

			Net income before income taxes	457	432
Applicable income taxes	     117	      100
			Net income	$    340	$     332
Weighted average number of shares
 outstanding	492,745	495,000

Net income per share	$    .69	$     .67
Cash dividends declared per share	$    .20	$     .18
The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 14 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
                                                   2001         2000
                                                      (000 Omitted)
Net income		$ 340	$ 332

Unrealized gain (loss) on investments available for
  sale, net of tax	113	   29

Reclassification adjustment for gains (losses)
  included in net income	    9	    0

Comprehensive income	$ 462	$ 361


































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 14 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2001 and 2000
(UNAUDITED)
                                                   2001        2000
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$   340	$   332
	Adjustments to reconcile net income to net
	  cash provided by operating activities:
		Depreciation and amortization	90	93
		Provision for loan losses	15	15
		Other - Net	(     83)	(    108)
Net cash provided by operating activities	    362	    332

Cash flows from investing activities:
	Purchase of investment securities -
	 Available-for-sale	(    500)	0
	Net (increase) in federal funds sold	0	(    275)
	Sales of available-for-sale securities	703	0
	Maturities of available-for-sale securities	5,307	202
	Net (increase) in loans	(  1,745)	(  3,781)
	Purchases of & deposits on bank premises
	 and equipment - net	(     49)	(     46)
Net cash provided (used) by investing activities	  3,716	(  3,900)

Cash flows from financing activities:
	Net increase (decrease) in deposits	232	1,866
	Dividends paid	(     98)	(     89)
	Net increase (decrease) in other
	  borrowed money	     (  5,000)   	     525
Net cash provided (used) by financing
 activities	(  4,866)	  2,302

Net (decrease) in cash and cash equivalents	(    788)	(  1,266)

Cash and cash equivalents, beginning balance	  4,276	  4,582

Cash and cash equivalents, ending balance	$ 3,488	$ 3,316

Supplemental disclosure of cash flows information:
	Cash paid during the period for:
		Interest	$ 1,130	$ 1,102
		Income taxes	3	0

Supplemental schedule of noncash investing
 and financing activities:
	Change in net unrealized gain on investments
	 available for sale (net of deferred taxes)	122	29


The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 14 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)
Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.	Basis of Presentation

The financial information presented at and for the three months ended March 31, 2001 and 2000 is unaudited. Information presented at December 31, 2000 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Earnings per share of common stock were computed based on an average of 492,745 shares for the quarter ended March 31, 2001 and 495,000 shares for the quarter ended March 31, 2000.

Note 7.	Investment Securities

The carrying amounts of investment securities and their approximate fair values at March 31, 2001 were as follows:

                               Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

		Debt securities available for sale:

		FNMA/FHLMC non-
	 	 cumulative
		 preferred
		 stocks	$  4,747,000	$   3,500	($ 143,195)	$  4,607,305
		State & municipal
		 securities	2,872,509	30,863	(   56,756)	2,846,616
		U.S. Government
		 agencies	6,000,000	40,500	0	6,040,500
	Mortgage-backed
	 securities	  3,924,693	    12,074	(   22,441)	   3,914,326
		Corporate bonds	499,284	35,666	0	534,950
		Equity
		 securities	     132,000	        0	        0	     132,000
			$ 18,175,486	$ 122,603	($ 222,392)	$ 18,075,697

	There were no securities categorized "Held-to-maturity" or "Trading" at March 31, 2001.

Note 8.	Comprehensive Income

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

Consequently, a "Statement of Comprehensive Income" has been included in this filing.
Page 8 of 14 pages


FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

	Net after tax income for the first quarter of 2001 was $ 340,000 compared to $ 332,000 for the same period in 2000, representing an increase of 2.4%. Net income on an adjusted per share basis for the first three months of 2001 was $ .69 compared with $ .67 per share realized during the first quarter of 2000.

INTEREST INCOME

	Interest income for the first quarter of 2001 was $ 2,576,000 compared with $ 2,355,000 as of March 31, 2000, for an increase of $ 221,000, or 9.4%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 2001 compared with the same period in 2000. Management expects average rates earned for the rest of 2001 to be less than the previous year since interest rates have decreased.

INTEREST EXPENSE

	Interest expense for the quarter ended March 31, 2001 was $ 1,385,000, an increase of $ 220,000, or 18.9% over the
$ 1,165,000 incurred for the same period in 2000. The increase was due primarily to higher average balances of borrowed monies, which were used to fund loan growth. Management expects interest expense to be comparable to 2000 for the rest of 2001 because it intends to contain loan growth and promote deposit growth.

NET INTEREST MARGIN

	The net interest margin for the first quarter of 2001 was 3.82% compared with 4.10% for the first quarter of 2000.
Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

	Noninterest income for the first three months of 2001 and the same period in 2000 was $ 139,000 and $ 107,000, respectively. Service charges on deposit accounts increased 16.2% over the same period in 2000. Other fee income increased 19.2% because of increases in ATM/Visa check charge fees and other miscellaneous fee income. Other noninterest income increased 27.3% primarily due to an increase in earnings on cash surrender value of director/officer life insurance since additional insurance was purchased during the third quarter of 2000. Securities gains of $ 9,000 were reported during the first quarter of 2001.

Page 9 of 14 pages


NONINTEREST EXPENSES

	Noninterest expenses for the first quarter of 2001 were $ 858,000, an increase of 0.9% from the $ 850,000 reported for the same period of 2000. Salaries and employee-related expenses were up 1.5% over the first quarter of 2000 primarily due to merit pay increases. Fixed asset expenses were up 2.2% primarily due to increased building and equipment maintenance costs, utilities and real estate taxes expenses. Other noninterest expenses were $ 268,000 and $ 270,000 for the first quarter of 2001 and 2000, respectively.

INCOME TAXES

	The income tax provision for the first quarter of 2001 was $ 117,000 compared to $ 100,000 for the same period in 2000. The effective income tax rate for the first three months of 2001 was 25.6% compared with 23.1% for the same period in 2000. The increase was due primarily to a 13.7% decrease in tax-exempt interest on obligations of state and political subdivisions.

PROVISION FOR LOAN LOSSES

	A $ 15,000 provision for loan losses was made for the first three months of 2001 and 2000. The provisions were based on management's evaluation of the reserve for possible loan losses at March 31, 2001 and 2000.

	A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)
                               March 31, 2001        March 31, 2000
Allowance for loan losses
	Beginning of period	$ 847	$ 800

	Loans charged-off during the period:
		Real estate loans	0	0
		Installment loans	0	8
		Commercial and all other loans	    0	    1
		Total charge-offs	        0	    9

	Recoveries of loans previously
	 charged-off:
		Real estate loans	0	0
		Installment loans	13	2
		Commercial and all other
	    loans	        1	    1
	     Total recoveries	   14	    3
Net loans (charged-off) recovered	14	(    6)
Provision for loan losses charged to
 operations	   15	   15
Allowance for loan losses - end of
 period	$ 876	$ 809

Page 10 of 14 pages


		The following shows the summary of nonperforming loans.
NONPERFORMING LOANS
(In 000's)
                 90 Days or More
                Past Due and Still
                    Accruing                   Nonaccrual Status

            3/31/01          12/31/00      3/31/01         12/31/00
Real estate
 loans	$ 753	$ 479	$ 267	$ 0
Installment
 loans	9	29	0	0
Commercial and
 all other
 loans	   61	   41	    0	  0
   Total
    loans	$ 823	$ 549	$ 267	$ 0

	There were no restructured loans for any of the time periods set forth above.

ASSETS

	Total assets on March 31, 2001 were $ 136,248,000, compared with $ 140,480,000, on December 31, 2000 for a decrease of 3.0%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on March 31, 2001 stood at $ 103,788,000, an increase of 1.7% from $ 102,058,000 on
December 31, 2000. The loan loss reserve at the end of the first quarter of 2001 was $ 876,000 compared with $ 847,000 at year-end 2000 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

LIABILITIES

	Total deposits increased 0.2% to $ 105,364,000 as of March 31, 2001 compared with $ 105,132,000 at December 31, 2000.
Certificates of deposit increased 4.2% while noninterest-bearing demand deposits and interest-bearing savings deposits decreased
13.4% and 2.7%, respectively.

CAPITAL

	Total equity as of March 31, 2001 was $ 14,567,000 representing 10.7% of total assets, an increase of $ 364,000 from the $ 14,203,000 reported on December 31, 2000. Accumulated earnings for the first three months of 2001 and a $ 122,000 decrease in net unrealized losses (net of deferred tax) were partially offset by dividends declared and paid of $ 98,000. On July 20, 2000, the Board of Directors announced the approval of a plan to repurchase, in open market and private negotiated transactions, up to 2% of its outstanding common stock. As of March 31, 2001, the company had repurchased 2,255 shares, representing 0.46% of its outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders investment while retaining adequate earnings to allow for continued growth.

Page 11 of 14 pages


REGULATORY CAPITAL

	The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at March 31, 2001 is as follows:

                              Fulton Bancshares  Regulatory Minimum
                                 Corporation         Requirements
Leverage ratio	10.4%	4.0%
Risk based capital ratios:
	Tier I (core capital)	14.2%	4.0%
	Combined tier I and tier
	 II (core capital plus
	 allowance for loan losses)	15.1%	8.0%

	The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

BALANCE SHEET ANALYSIS
(In 000's)
                                Balance Sheets Condensed Average
                                 First Quarter      First Quarter
                                     2001              2000
	ASSETS
Federal funds sold	$       6	$     137
Securities available for sale	21,142	23,328
Other investments	1,252	870
Loans	  104,209	   93,586
	Total interest-earning assets	126,609	117,921
Cash and due from banks	3,321	3,491
Bank premises and equipment	3,630	3,686
All other assets	5,676	4,323
Allowance for loan losses	(      863)	(      803)
	Total assets	$ 138,373	$ 128,618
           LIABILITIES
Interest-bearing deposits in domestic
 offices	$  92,850	$  92,135
Federal funds purchased	14	4
Other short-term borrowings	      18,468	    11,052
	Total interest-bearing liabilities	111,332	103,191
Noninterest-bearing deposits	11,875	12,284
All other liabilities	      943	       416
	Total liabilities	124,150	115,891

         STOCKHOLDERS' EQUITY
Common stockholders' equity	14,412	13,429
Net unrealized holding losses, net
 of tax	      (      189)	(      702)
	Total stockholders' equity	   14,223	   12,727
	Total liabilities and stockholders'
      equity	$ 138,373	$ 128,618

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


























Page 14 of 14 pages


3-MOS
DEC-31-2001
MAR-31-2001
3,488
0
0
0
0
18,076
18,076
104,664
876
136,248
105,364
15,000
1,317
0
0
0
309
14,258
136,248
2,235
236
105
2,576
1,112
1,385
1,191
15
9
858
457
340
0
0
340
 .69
 .69
3.82
267
823
0
0
847
0
14
876
876
0
0


EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of March 31, 2001 and the related consolidated statements of income, comprehensive income, and cash flows for the interim periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
May 11, 2001