Form 10-Q
period 2001-06-30
FULTON BANCSHARES CORP
filed 2001-08-14
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001
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
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at July 27, 2001
(Common stock, .625 par value)                   492,745










Page 1 of 19 pages










FULTON BANCSHARES CORPORATION

INDEX




	Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - June 30, 2001
	  and December 31, 2000	3
	Condensed consolidated statements of income - three months
	  ended June 30, 2001 and 2000	4
	Condensed consolidated statements of comprehensive income -
	  three months ended June 30, 2001 and 2000	5
	Condensed consolidated statements of income - six months
	  ended June 30, 2001 and 2000	6
	Condensed consolidated statements of comprehensive income -
	  six months ended June 30, 2001 and 2000	7
	Condensed consolidated statements of cash flows - six months
	  ended June 30, 2001 and 2000	8
	Notes to condensed consolidated financial statements	9 - 11

	Management's discussion and analysis of financial
	  condition and results of operations	12 - 17

PART II - OTHER INFORMATION	18

	Signatures	19

	Exhibits











Page 2 of 19 pages


PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                          June 30,     December 31,
                                           2001             2000  *
	ASSETS                            (Unaudited)
                                                 (000 Omitted)

Cash and due from banks	$   3,949	$   4,276
Federal Funds Sold	1,325	0
Available-for-sale securities	24,309	23,391
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market	831	1,252
Loans, net of allowance for loan losses	103,985	102,058
Bank building, equipment, furniture &
 fixtures, net	3,565	3,647
Other real estate owned	85	87
Accrued interest/dividends receivable	924	965
Cash surrender value of life insurance	4,320	4,213
Other assets	      664	      591
		Total assets	$ 143,957	$ 140,480

LIABILITIES
Deposits:
		Noninterest-bearing deposits	$  12,008	$  13,025
		Interest-bearing deposits:
			Savings deposits	28,248	27,360
			Time deposits	   72,781	   64,747
				Total deposits	113,037	105,132
Accrued interest payable	426	502
Other borrowed money	15,000	20,000
Other liabilities	      758	      643
			Total liabilities	  129,221	  126,277

STOCKHOLDERS' EQUITY
	Capital stock, common, par value - $ 0.625;
	 4,000,000 shares authorized; 492,745
	 shares issued and outstanding, at June 30,
	 2001 and December 31, 2000 	309	309
	Surplus		2,051	2,051
	Retained earnings	12,600	12,122
	Net unrealized gains/(losses) available-
	 for-sale securities	(      133)	(      188)
	Treasury stock:  2,255 shares at cost	(       91)	(       91)
			Total stockholders' equity	   14,736	   14,203
			Total liabilities and
			 stockholders' equity	$ 143,957	$ 140,480

*  Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 19 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
                                                  2001         2000
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   2,188	$   2,090
	Interest & dividends on investment
	 securities:
		U.S. Government securities	169	233
		Obligations of state & political
		 subdivisions	32	51
	Interest on federal funds sold	31	2
	Other interest & dividend income	     70	       93
			Total interest & dividend income	    2,490	    2,469
Interest Expense
	Interest on deposits	1,147	1,047
	Interest on federal funds purchased	1`	6
	Interest on other borrowed money	     225	      187
			Total interest expense	   1,373	    1,240

			Net interest income before
			 provision for loan losses	1,117	1,229
Provision for loan losses	       0	       15

Net interest income after provision
 for loan losses	   1,117	    1,214

Other Income
	Service charges on deposit accounts	44	38
	Other fee income 	24	36
	Other non-interest income	74	45
	Securities gains (losses)	       17	        5
			Total other income	     159	      124
Other Expense
	Salaries and employee benefits	369	346
	Fixed asset expenses (including
	 depreciation)	180	172
	FDIC insurance premiums	5	5
	Other noninterest expenses	     300	      280
			Total other expenses	     854	      803

			Net income before income taxes	422	535
Applicable income taxes	      87	      140
			Net income	$    335	$     395
Weighted average number of shares
 outstanding	492,745	495,000

Net income per share	$    .68	$     .80
Cash dividends declared per share	$    .20	$     .18
The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 19 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
                                                    2001       2000
                                                   (000 Omitted)
Net income		$ 335	$ 395

Unrealized gain (loss) on investments available
  for sale, net of tax	(   78)	(   91)

Reclassification adjustment for gains (losses)
  included in net income	   11	    5

Comprehensive income	$ 268	$ 309


































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 19 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
                                                  2001         2000
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   4,423	$   4,069
	Interest & dividends on investment
	 securities:
		U.S. Government securities	361	465
		Obligations of state & political
		 subdivisions	76	102
	Interest on federal funds sold	31	4
	Other interest & dividend income	     175	      184
			Total interest & dividend income	    5,066	    4,824
Interest Expense
	Interest on deposits	2,259	2,065
	Interest on federal funds purchased	1	6
	Interest on other borrowed money	     498	      334
			Total interest expense	   2,758	    2,405

			Net interest income before
			 provision for loan losses	2,308	2,419
Provision for loan losses	      15	       30

Net interest income after provision
 for loan losses	   2,293	    2,389

Other Income
	Service charges on deposit accounts	87	75
	Other fee income 	55	62
	Other non-interest income	130	89
	Securities gains (losses)	      26	        5
			Total other income	     298	      231
Other Expense
	Salaries and employee benefits	774	745
	Fixed asset expenses (including
	 depreciation)	365	353
	FDIC insurance premiums	10	10
	Other noninterest expenses	     563	      545
			Total other expenses	   1,712	    1,653

			Net income before income taxes	879	967
Applicable income taxes	     204	      240
			Net income	$    675	$     727
Weighted average number of shares
 outstanding	492,745	495,000

Net income per share	$   1.37	$    1.47
Cash dividends declared per share	$    .40	$     .36

The accompanying notes are an integral part of these condensed financial statements.
Page 6 of 19 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
                                                   2001       2000
                                                    (000 Omitted)
Net income		$ 675	$ 727

Unrealized gain (loss) on investments available
  for sale, net of tax	   38	(   62)

Reclassification adjustment for gains (losses)
  included in net income	   17	    5

Comprehensive income	$ 730	$ 670



































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 19 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 and 2000
(UNAUDITED)
                                                   2001        2000
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$   675	$   727
	Adjustments to reconcile net income to net
	  cash provided by operating activities:
		Depreciation and amortization	180	187
		Provision for loan losses	15	30
		Gain on sale - Securities	(     26)	(      5)
		Other - Net	(    128)	(    233)
Net cash provided by operating activities	    716	    706

Cash flows from investing activities:
	Purchase of investment securities -
	 Available-for-sale	( 12,078)	(    940)
	Redemption of Federal Home Loan Bank Stock	421	0
	Sales of available-for-sale securities	1,720	430
	Maturities of available-for-sale securities	9,549	353
	Net (increase) in loans	(  1,942)	(  6,832)
	Net (increase) in federal funds sold	(  1,325)	0
	Purchases of & deposits on bank premises
	 and equipment - net	(     96)	(     90)
Net cash provided (used) by investing activities	(  3,751)	(  7,079)

Cash flows from financing activities:
	Net increase (decrease) in deposits	7,905	1,844
	Dividends paid	(    197)	(    178)
	Net increase (decrease) in other
	 borrowed money	(  5,000)	  3,750
Net cash provided by financing activities	  2,708	  5,416

Net (decrease) in cash and cash equivalents	(    327)	(    957)

Cash and cash equivalents, beginning balance	  4,276	  4,582

Cash and cash equivalents, ending balance	$ 3,949	$ 3,625

Supplemental disclosure of cash flows information:
	Cash paid during the period for:
		Interest	$ 2,335	$ 2,110
		Income taxes	266	233

Supplemental schedule of noncash investing
 and financing activities:
	Change in net unrealized gain on investments
	 available for sale (net of deferred taxes)	55	(     57)


The accompanying notes are an integral part of these condensed financial statements.

Page 8 of 19 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)
Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended June 30, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on the review is attached as
Exhibit 99 to the 10-Q filing.

Note 1.	Basis of Presentation

The financial information presented at and for the three months ended June 30, 2001 and 2000 is unaudited.
Information presented at December 31, 2000 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments
(consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Page 9 of 19 pages


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

Earnings per share of common stock were computed based on an average of 492,745 shares for the quarter ended
June 30, 2001 and 495,000 shares for the quarter ended
June 30, 2000.

Note 7.	Investment Securities

The carrying amounts of investment securities and their approximate fair values at June 30, 2001 were as follows:

                               Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

		Debt securities available for sale:

		FNMA/FHLMC non-
	 	 cumulative
		 preferred
		 stocks	$  8,486,891	$       0	($ 256,516)	$  8,230,375
		State & municipal
		 securities	3,677,192	16,612	(   19,973)	3,673,831
		U.S. Government
		 agencies	8,500,000	63,571	(      940)	8,562,631
	Mortgage-backed
	 securities	  2,717,858	    23,896	(   70,797)	   2,670,957
		Corporate bonds	996,801	41,549	0	1,038,350
		Equity
		 securities	     132,000	        0	        0	     132,000
			$ 24,510,742	$ 145,628	($ 348,226)	$ 24,308,144

	There were no securities categorized "Held-to-maturity" or "Trading" at June 30, 2001.

Note 8.	Comprehensive Income

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














































Page 11 of 19 pages



FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

	Net after tax income for the first six months of 2001 was $ 675,000 compared to $ 727,000 for the same period in 2000, representing a decrease of 7.2%. Net income on an adjusted per share basis for the first six months of 2001 was $ 1.37 compared with $ 1.47 per share realized during the six months ended June 30, 2000.

RESULTS OF OPERATIONS

Second Quarter 2001 vs. Second Quarter 2000

	Interest income for the second quarter of 2001 was $2,490,000 compared with $ 2,469,000 as of June 30, 2000, for an increase of $ 21,000, or 0.9%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 2001 compared with the same period in 2000. Management expects average rates earned for the rest of 2001 to be less than the previous year since interest rates have decreased.

	Interest expense for the quarter ended June 30, 2001 was $1,373,000, an increase of $ 133,000, or 10.7%, over the
$1,240,000 incurred for the same period in 2000. The increase was due primarily to higher average balances of time deposits and borrowed monies, which were used to fund loan growth. Management expects interest expense to be comparable to 2000 for the rest of 2001 because it intends to contain loan growth and promote deposit growth, while rates on deposits have generally decreased.

	Six Months 2001 vs. Six Months 2000

	Interest income for the first six months of 2001 was $ 5,066,000 compared with $4,824,000 as of June 30, 2000, for an increase of $ 242,000, or 5.0%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 2001 compared with the same period in 2000. Management expects average rates earned for the rest of 2001 to be less than the previous year since interest rates have decreased.

	Interest expense for the six months ended June 30, 2001 was $2,758,000, an increase of $353,000, or 14.7% over the $2,405,000 incurred for the same period in 2000. The increase was due primarily to higher average balances of time deposits and borrowed monies, which were used to fund loan growth. Management

Page 12 of 19 pages
expects interest expense to be comparable to 2000 for the rest of 2001 because it intends to contain loan growth and promote deposit growth, while rates on deposits have generally decreased.

NET INTEREST MARGIN

	The net interest margin for the first six months of 2001 was 3.66% compared with 4.08% for the first six months of 2000.
Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NON-INTEREST INCOME

	Second Quarter 2001 vs. Second Quarter 2000

	Second quarter 2001 non-interest income increased from $124,000 to $159,000, or 28.2%. Service charges on deposit accounts increased 15.8% while other fee income decreased 33.3%. Other non-interest income increased 64.4% primarily due to an increase in earnings on cash surrender value of director/officer life insurance policies since additional insurance was purchased during the third quarter of 2000. Securities gains of $17,000 were reported.

	Six Months 2001 vs. Six Months 2000

	Non-interest income for the first six months of 2001 and the same period in 2000 was $298,000 and $231,000, respectively.
Service charges on deposit accounts increased 16.0% over the same period in 2000 while other fee income decreased 11.3%. Other non-interest income increased 46.1% primarily due to an increase in earnings on cash surrender value of director/officer life insurance since additional insurance was purchased during the third quarter of 2000. Securities gains of $26,000 were reported during the first six months of 2001.

NON-INTEREST EXPENSES

	Second Quarter 2001 vs. Second Quarter 2000

	Non-interest expenses for the second quarter of 2001 totaled $854,000, an increase of $51,000, or 6.4%, over the $803,000 for the second quarter of 2000. Salaries and employee-related expenses were up 6.6% primarily due to merit pay and fringe benefit cost increases. Fixed asset expenses increased 4.7% primarily due to increased building and equipment maintenance costs, utilities and real estate taxes expenses. Other non-interest expenses increased 7.0% due to increases in advertising and promotion costs, postage, Pennsylvania shares tax and other operating expenses.

Page 13 of 19 pages
	Six Months 2001 vs. Six Months 2000

	Non-interest expenses for the first six months of 2001 were $1,712,000 and $1,653,000, respectively. Salaries and employee-related expenses were up 3.9% over the first six months of 2000 primarily due to merit pay and fringe benefit cost increases.
Fixed asset expenses were up 3.4% primarily due to increased building and equipment maintenance costs, utilities and real estate taxes expenses. Other non-interest expenses increased
3.2% primarily due to increases in advertising and promotion costs, postage, Pennsylvania shares tax and other operating expenses.

INCOME TAXES

	The income tax provision for the second quarter of 2001 was $87,000 compared to $140,000 for the same period in 2000. The effective income tax rate for the first six months of 2001 was 23.2% compared with 24.8% for the same period in 2000.

 PROVISION FOR LOAN LOSSES

	A $ 15,000 provision for loan losses was made for the first six months of 2001 compared with $30,000 for the first six months of 2000. The provisions were based on management's evaluation of the reserve for possible loan losses at June 30, 2001 and 2000.

	A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)
                                   June 30, 2001    June 30, 2000
Allowance for loan losses
	Beginning of period	$ 847	$ 800

	Loans charged-off during the period:
		Real estate loans	0	0
		Installment loans	9	22
		Commercial and all other loans	    0	    2
		Total charge-offs	        9	   24

	Recoveries of loans previously
	charged-off:
		Real estate loans	0	0
		Installment loans	13	2
		Commercial and all other loans	        2	    1
	     Total recoveries	   15	    3

Net loans (charged-off) recovered	6	(  21)
Provision for loan losses charged to
 operations	   15	   30
Allowance for loan losses - end of
 period	$ 868	$ 809

Page 14 of 19 pages
	Loans 90 days or more past due (still accruing interest) and those on non-accrual status were as follows at June 30:

NON-PERFORMING LOANS
(In 000's)

                        90 Days or More
	Past Due and
	  Still Accruing  	Non-accrual Status

     2001      2000      2001      2000

Real estate loans	$  153	$  448	   $  268	$    0
Installment loans	38	7	0	0
Demand and time loans	    13	     0	    53	     0
	Total loans	$  204	$  455	$  321	$    0

	There were no restructured loans for any of the time periods set forth above.

FINANCIAL CONDITION

ASSETS

	Total assets on June 30, 2001 were $143,957,000, compared with $140,480,000 on December 31, 2000 for an increase of 2.5%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on June 30, 2001 stood at $103,985,000, an increase of 1.9% from $102,058,000 at
December 31, 2000. The loan loss reserve at the end of the first six months of 2001 was $868,000 compared with $847,000 at year-end 2000 and is considered adequate, in management's judgment to absorb possible loan losses on existing loans.

LIABILITIES

	Total deposits increased 7.5% to $113,037,000 as of June 30, 2001 compared with $105,132,000 at December 31, 2000.
Certificates of deposit and other interest-bearing deposits increased 12.4% and 3.2%, respectively, while non-interest-bearing demand deposits decreased 7.8%.

CAPITAL

	Total equity as of June 30, 2001 was $14,736,000 representing 10.2% of total assets, an increase of $533,000 from the $14,203,000 reported on December 31, 2000. Accumulated earnings for the first six months of 2001 and a $55,000 decrease in net unrealized losses (net of deferred tax) were partially offset by dividends declared and paid of $197,000. On July 20, 2000, the Board of Directors announced the approval of a plan to repurchase, in open market and private negotiated transactions, up to 2% of its outstanding common stock. As of June 30, 2001, the

Page 15 of 19 pages
Company has repurchased 2,255 shares representing .46% of its outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders investment while retaining adequate earnings to allow for continued growth.

REGULATORY CAPITAL

	The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at June 30, 2001 is as follows:

	Fulton Bancshares	Regulatory
	     Corporation   	Minimum
		Requirements

Leverage Ratio	10.4%		4.0%

Risk-based capital ratios:
	Tier I (core capital)	13.6%		4.0%
	Combined tier I and tier II
	  (core capital plus allowance
	  for loan losses)	14.5%		8.0%

	The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

BALANCE SHEET ANALYSIS
(In 000's)

                                Balance Sheets  Condensed Average
                                Second Quarter     Second Quarter
                                     2001              2000
	ASSETS
Federal funds sold	$   2,852	$     161
Securities available for sale	21,348	23,129
Other investments	1,177	860
Loans	  104,058	   96,736
	Total interest-earning assets	129,435	120,886
Cash and due from banks	3,744	3,579
Bank premises and equipment	3,583	3,658
All other assets	5,466	4,451
Allowance for loan losses	(      875)	(      809)
	Total assets	$ 141,353	$ 131,765






Page 16 of 19 pages

	LIABILITIES

Interest-bearing deposits in domestic
 offices	$  98,618	$  92,787
Federal funds purchased	51	254
Other short-term borrowings	      15,000	    12,899
	Total interest-bearing
	liabilities	113,669	105,940
Non-interest-bearing deposits	12,185	12,353
All other liabilities	      941	       522
	Total liabilities	126,795	118,815

	STOCKHOLDERS' EQUITY

Common stockholders' equity	14,641	13,691
Net unrealized holding losses, net
 of tax	      (       83)	(      741)
	Total stockholders' equity	   14,558	   12,950
	Total liabilities and stockholders'
      equity	$ 141,353	$ 131,765


































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







				/s/Clyde H. Bookheimer
				Clyde H. Bookheimer,
			President and Chief
			Executive 	Officer




Date  August 9, 2001        	/s/Doriann Hoffman____
Doriann Hoffman, Vice
President (Principal
Financial 	Officer)


























Page 19 of 19 pages


6-MOS
DEC-31-2000
JUNE-30-2001
3,949
0
1,325
0
0
24,309
24,309
104,853
868
143,957
113,037
15,000
1,184
0
0
0
309
14,427
143,957
4,423
468
175
5,066
2,259
2,758
2,308
15
26
1,712
879
675
0
0
675
1.37
1.37
3.66
321
204
0
0
847
9
15
868
868
0
0


EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


	We have reviewed the accompanying condensed consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of June 30, 2001 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the interim periods ended June 30, 2001 and 2000.
These condensed consolidated financial statements are the responsibility of the corporation's management.

	We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

	Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.




	/s/ Smith Elliott Kearns & Company, LLC

	SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
August 9, 2001