Form 10-Q
period 2001-09-30
FULTON BANCSHARES CORP
filed 2001-11-14
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001
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
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at October 31, 2001
(Common stock, .625 par value)                   492,745










Page 1 of 21 pages










FULTON BANCSHARES CORPORATION

INDEX




	Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - September 30, 2001
	  and December 31, 2000	3
	Condensed consolidated statements of income - three months
	  ended September 30, 2001 and 2000	4
	Condensed consolidated statements of comprehensive income -
	  three months ended September 30, 2001 and 2000	5
	Condensed consolidated statements of income - six months
	  ended September 30, 2001 and 2000	6
	Condensed consolidated statements of comprehensive income -
	  six months ended September 30, 2001 and 2000	7
	Condensed consolidated statements of cash flows - six months
	  ended September 30, 2001 and 2000	8
	Notes to condensed consolidated financial statements	9 - 11

	Management's discussion and analysis of financial
	  condition and results of operations	12 - 17

PART II - OTHER INFORMATION	18

	Signatures	19

	Exhibits	20 and 21











Page 2 of 21 pages


PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                     September 30,     December 31,
                                           2001             2000  *
	ASSETS                            (Unaudited)
                                                 (000 Omitted)

Cash and due from banks	$   3,604	$   4,276
Federal Funds Sold	3,825	0
Available-for-sale securities	28,120	23,391
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market	833	1,252
Loans, net of allowance for loan losses	105,838	102,058
Bank building, equipment, furniture &
 fixtures, net	3,536	3,647
Other real estate owned	84	87
Accrued interest/dividends receivable	1,018	965
Cash surrender value of life insurance	4,376	4,213
Other assets	      554	      591
		Total assets	$ 151,788	$ 140,480

LIABILITIES
Deposits:
		Noninterest-bearing deposits	$  14,291	$  13,025
		Interest-bearing deposits:
			Savings deposits	28,400	27,360
			Time deposits	   77,716	   64,747
				Total deposits	120,407	105,132
Accrued interest payable	428	502
Other borrowed money	15,000	20,000
Other liabilities	      815	      643
			Total liabilities	  136,650	  126,277

STOCKHOLDERS' EQUITY
	Capital stock, common, par value - $ 0.625;
	 4,000,000 shares authorized; 492,745
	 shares issued and outstanding	309	309
	Surplus		2,051	2,051
	Retained earnings	12,767	12,018
	Net unrealized gains/(losses) available-
	 for-sale securities	      102	(       84)
	Treasury stock:  2,255 shares at cost	(       91)	(       91)
			Total stockholders' equity	   15,138	   14,203
			Total liabilities and
			 stockholders' equity	$ 151,788	$ 140,480

*  Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 21 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
                                                  2001         2000
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   2,139	$   2,198
	Interest & dividends on investment
	 securities:
		U.S. Government securities	199	230
		Obligations of state & political
		 subdivisions	32	50
	Interest on federal funds sold	21	0
	Other interest & dividend income	     174	       95
			Total interest & dividend income	    2,565	    2,573

Interest Expense
	Interest on deposits	1,150	1,085
	Interest on federal funds purchased	0`	0
	Interest on other borrowed money	     226	      292
			Total interest expense	   1,376	    1,377
			Net interest income before
			 provision for loan losses	1,189	1,196
Provision for loan losses	       0	       15

Net interest income after provision
 for loan losses	   1,189	    1,181

Other Income
	Service charges on deposit accounts	46	45
	Other fee income 	22	23
	Other non-interest income	68	56
	Securities gains (losses)	        0	        2
			Total other income	     136	      126

Other Expense
	Salaries and employee benefits	416	405
	Fixed asset expenses (including
	 depreciation)	182	184
	FDIC insurance premiums	5	6
	Other noninterest expenses	     268	      271
			Total other expenses	     871	      866

			Net income before income taxes	454	441
Applicable income taxes	      95	      102
			Net income	$    359	$     339
Weighted average number of shares
 outstanding	492,745	493,524
Net income per share	$    .73	$     .69
Cash dividends declared per share	$    .25	$     .23

The accompanying notes are an integral part of these Condensed financial statements.

Page 4 of 21 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
                                                    2001       2000
                                                   (000 Omitted)

Net income		$ 359	$ 339

Other comprehensive income, net of tax
	Unrealized gain (loss) on investments
		Available for sale	125	88
	Reclassification adjustment for gains
		(losses) included in net income	    0	    2

Comprehensive income	$ 484	$ 429



































The accompanying notes are an integral part of these Condensed financial statements.

Page 5 of 21 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
                                                  2001         2000
                                                  (000 Omitted)
Interest & Dividend Income
	Interest & fees on loans	$   6,562	$   6,267
	Interest & dividends on investment
	 securities:
		U.S. Government securities	560	695
		Obligations of state & political
		 subdivisions	108	152
	Interest on federal funds sold	52	4
	Other interest & dividend income	     400	      256
			Total interest & dividend income	    7,682	    7,374
Interest Expense
	Interest on deposits	3,409	3,150
	Interest on federal funds purchased	1	6
	Interest on other borrowed money	     724	      626
			Total interest expense	   4,134	    3,782

			Net interest income before
			 provision for loan losses	3,548	3,592
Provision for loan losses	      15	       45
Net interest income after provision
 for loan losses	   3,533	    3,547

Other Income
	Service charges on deposit accounts	133	120
	Other fee income 	77	85
	Other non-interest income	198	145
	Securities gains (losses)	      26	        7
			Total other income	     434	      357
Other Expense
	Salaries and employee benefits	1,190	1,150
	Fixed asset expenses (including
	 depreciation)	547	537
	FDIC insurance premiums	15	16
	Other noninterest expenses	     831	      816
			Total other expenses	   2,583	    2,519

			Net income before income taxes	1,384	1,385
Applicable income taxes	     316	      334
			Net income	$  1,068	$   1,051
Weighted average number of shares
 outstanding	492,745	494,504

Net income per share	$   2.17	$    2.13
Cash dividends declared per share	$    .65	$     .59

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 21 pages


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
                                                   2001       2000
                                                    (000 Omitted)
Net income		$ 1,068	$ 1,051

Unrealized gain (loss) on investments available
  for sale, net of tax	  160	41

Reclassification adjustment for gains (losses)
  included in net income	     26	      7

Comprehensive income	$ 1,254	$ 1,099




































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 21 pages


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2001 and 2000
(UNAUDITED)
                                                   2001        2000
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$  1,068	$  1,051
	Adjustments to reconcile net income to net
	  cash provided by operating activities:
		Depreciation and amortization	270	280
		Provision for loan losses	15	45
		Gain on sale - Securities	(     26)	(      7)
		Other - Net	(    177)	(    234)
Net cash provided by operating activities	  1,150	  1,135

Cash flows from investing activities:
	Purchase of investment securities -
	 Available-for-sale	( 17,578)	(  1,191)
	Redemption of Federal Home Loan Bank Stock	419	(    265)
	Sales of available-for-sale securities	1,720	656
	Maturities of available-for-sale securities	11,438	548
	Net (increase) in loans	(  3,795)	(  9,258)
	Purchase of officers' life insurance	0	(  1,020)
	Purchases of & deposits on bank premises
	 and equipment - net	(    156)	(    137)
Net cash provided (used) by investing activities	(  7,952)	( 10,667)

Cash flows from financing activities:
	Net increase (decrease) in deposits	15,275	627
	Dividends paid	(    320)	(    291)
	Purchase of treasury stock	0	(     93)
	Net increase (decrease) in other
		Borrowed money	(  5,000)	  8,750
Net cash provided by financing activities	  9,955	  8,993

Net increase(decrease) in cash and cash
	equivalents	3,153	(    539)

Cash and cash equivalents, beginning balance	  4,276	  4,582
Cash and cash equivalents, ending balance	  7,429	  4,043

Supplemental disclosure of cash flows information:
	Cash paid during the period for:
		Interest	$ 3,483	$ 3,101
		Income taxes	371	388

Supplemental schedule of noncash investing
 and financing activities:
	Change in net unrealized gain on investments
	 available for sale (net of deferred taxes)	186	48

The accompanying notes are an integral part of these condensed financial statements.

Page 8 of 21 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)
Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.	Basis of Presentation

The financial information presented at and for the three and nine months ended September 30, 2001 and 2000 is unaudited. Information presented at December 31, 2000 is condensed from audited year-end financial statements.
 However, unaudited information reflects all adjustments
(consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Page 9 of 21 pages


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

Earnings per share of common stock were computed based on an average of 492,745 shares for the quarter ended
September 30, 2001 and 493,524 shares for the quarter ended September 30, 2000.

Note 7.	Investment Securities

The carrying amounts of investment securities and their approximate fair values at September 30, 2001 were as follows:

                               Gross      Gross
                   Amortized Unrealized Unrealized    Fair
                     Cost      Gains     (Losses)     Value

		Debt securities available for sale:

		FNMA/FHLMC non-
	 	 cumulative
		 preferred
		 stocks	$  8,417,110	$   5,250	($  90,173)	$  8,332,187
		State & municipal
		 securities	2,625,189	39,049	(   56,738)	2,607,500
		U.S. Government
		 agencies	12,500,000	160,495	0	12,660,495
	Mortgage-backed
	 securities	3,292,840	37,901	(      238)	3,330,503
		Corporate bonds	996,825	60,275	0	1,057,100
		Equity
		 securities	     132,000	        0	        0	     132,000
			$ 27,963,964	$ 302,970	($ 147,149)	$ 28,119,785

	There were no securities categorized "Held-to-maturity" or "Trading" at September 30, 2001.

Note 8.	Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No.
130, "Reporting of Comprehensive Income", became effective for fiscal years and interim reporting periods beginning after December 15, 1997.

Page 10 of 21 pages


Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources.
It includes all changes in equity except those resulting from investments by owners and distributions to owners.

Consequently, a "Statement of Comprehensive Income" has been included in this filing.

Note 9.	Correction of Error

During the third quarter, 2001, an error was identified in the premium/discount amortization on investments purchased in 1997. As a result, the following changes were necessary:

	As Originally		As
Balance Sheet-12/31/00	Reported	Change	Adjusted

Retained earnings	$ 12,122	($ 104)	$  12,018
Net unrealized (losses)-
	available for sale
	securities	(    188)	104	(      84)

Statement of Income - 3 months ended 09/30/00

Total interest &
	dividend income	2,585	(  12)	2,573
Net interest income	1,193	(  12)	1,181
Net income before income
	taxes	453	(  12)	441
Applicable income taxes	106	(   4)	102
Net income	347	(   8)	339
Net income per share	.70	( .01)	.69

Statement of Income - 9 months ended 09/30/00

Total interest &
	dividend income	7,409	(  35)	7,374
Net interest income	3,582	(  35)	3,547
Net income before income
	taxes	1,420	(  35)	1,385
Applicable income taxes	346	(  12)	334
Net income	1,074	(  23)	1,051
Net income per share	2.17	( .04)	2.13










Page 11 of 21 pages



FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

	Net after tax income for the first nine months of 2001 was $ 1,068,000 compared to $ 1,051,000 for the same period in 2000, representing an increase of 1.6%. Net income on an adjusted per share basis for the first nine months of 2001 was $ 2.17 compared with $ 2.13 per share realized during the nine months ended September 30, 2000.

RESULTS OF OPERATIONS

Third Quarter 2001 vs. Third Quarter 2000

	Interest income for the third quarter of 2001 was $2,565,000 compared with $ 2,573,000 as of September 30, 2000, for a decrease of $ 8,000, or 0.3%. The decrease was due primarily to a decrease in interest rates charged on loans and earned on investments in 2001 compared with the same period in 2000.
Management expects average rates earned for the rest of 2001 to be less than the previous year since interest rates have decreased.

	Interest expense for the quarter ended September 30, 2001 was $1,376,000, compared with $ 1,377,000 incurred for the same period in 2000. The expense of carrying higher average balances of time deposits was offset by a decrease in interest rates paid on those time deposits and a decrease in the average balance of borrowed monies. Management expects interest expense to be comparable to 2000 for the rest of 2001 because it intends to contain loan growth and promote deposit growth, while rates on deposits will decrease.

	Nine Months 2001 vs. Nine Months 2000

	Interest income for the first nine months of 2001 was $ 7,682,000 compared with $ 7,374,000 as of September 30, 2000, for an increase of $ 308,000, or 4.2%. The increase was due primarily to a higher average balance of loans, which typically produce higher yields than investments, in 2001 compared with the same period in 2000. Management expects average rates earned for the rest of 2001 to be less than the previous year since interest rates have decreased.

	Interest expense for the nine months ended September 30, 2001 was $ 4,134,000, an increase of $ 352,000, or 9.3% over the
$ 3,702,000 incurred for the same period in 2000. The increase was due primarily to higher average balances of time deposits, which were used to fund loan growth. Management expects interest

Page 12 of 21 pages
expense to be comparable to 2000 for the rest of 2001 because it intends to contain loan growth and promote deposit growth, while rates on deposits will decrease.

NET INTEREST MARGIN

	The net interest margin for the first nine months of 2001 was 3.68% compared with 4.06% for the first nine months of 2000. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NON-INTEREST INCOME

	Third Quarter 2001 vs. Third Quarter 2000

	Third quarter 2001 non-interest income increased from $ 126,000 to $ 136,000, or 7.9%. Other non-interest income increased 21.4% primarily due to an increase in earnings on cash surrender value of director/officer life insurance policies since additional insurance was purchased during the third quarter of 2000.

	Nine Months 2001 vs. Nine Months 2000

	Non-interest income for the first nine months of 2001 and the same period in 2000 was $ 434,000 and $ 357,000, respectively. Service charges on deposit accounts increased 10.8% over the same period in 2000 while other fee income decreased 9.4%. Other non-interest income increased 36.6% primarily due to an increase in earnings on cash surrender value of director/officer life insurance since additional insurance was purchased during the third quarter of 2000. Securities gains of $ 26,000 were reported during the first nine months of 2001.

NON-INTEREST EXPENSES

	Third Quarter 2001 vs. Third Quarter 2000

	Non-interest expenses for the third quarter of 2001 totaled $ 871,000, an increase of $ 5,000, or 0.6%, over the $ 866,000 for the third quarter of 2000. Salaries and employee-related expenses were up 2.7% primarily due to merit pay and fringe benefit cost increases. Fixed asset expenses decreased 1.1% primarily due to decreased building and equipment maintenance costs. Other non-interest expenses decreased 1.4% due to decreases in advertising, promotion costs, and other operating expenses.




Page 13 of 21 pages
	Nine Months 2001 vs. Nine Months 2000

	Non-interest expenses for the first nine months of 2001 were $ 2,583,000 and $ 2,519,000, respectively. Salaries and employee-related expenses were up 3.5% over the first nine months of 2000 primarily due to merit pay and fringe benefit cost increases. Fixed asset expenses were up 1.9% primarily due to increased building and equipment maintenance costs, utilities and real estate taxes expenses. Other non-interest expenses increased 1.7% primarily due to increases in postage, printing and supplies, Pennsylvania shares tax and other operating expenses.

INCOME TAXES

	The income tax provision for the third quarter of 2001 was $ 95,000 compared to $ 102,000 for the same period in 2000. The effective income tax rate for the first nine months of 2001 was 20.9% compared with 23.1% for the same period in 2000. The decrease was due primarily to a higher average balance of FNMA and FHLMC preferred stocks, which are 70% tax-exempt.

 PROVISION FOR LOAN LOSSES

	A $ 15,000 provision for loan losses was made for the first nine months of 2001 compared with $ 45,000 for the first nine months of 2000. The provisions were based on management's evaluation of the reserve for possible loan losses at September 30, 2001 and 2000.

	A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)
                                   September 30,    September 30,
      2001           2000
Allowance for loan losses
	Beginning of period	$ 847	$ 800

	Loans charged-off during the period:
		Real estate loans	0	0
		Installment loans	20	23
		Commercial and all other loans	   13	    3
		Total charge-offs	       33	   26

	Recoveries of loans previously
	charged-off:
		Real estate loans	0	0
		Installment loans	2	3
		Commercial and all other loans	       14	    2
	     Total recoveries	   16	    5

Net loans (charged-off) recovered	(  17)	(  21)
Provision for loan losses charged to
 operations	   15	   45
Allowance for loan losses - end of
 period	$ 845	$ 824

Page 14 of 21 pages
	Loans 90 days or more past due (still accruing interest) and those on non-accrual status were as follows at September 30:

NON-PERFORMING LOANS
(In 000's)
                        90 Days or More
	Past Due and
	  Still Accruing  	Non-accrual Status

     2001      2000      2001      2000

Real estate loans	$  105	$  293	   $  268	$    0
Installment loans	12	15	0	0
Demand and time loans	   285	    42	    34	     0
	Total loans	$  402	$  350	$  302	$    0

	There were no restructured loans for any of the time periods set forth above.

FINANCIAL CONDITION

ASSETS

	Total assets on September 30, 2001 were $ 151,788,000, compared with $ 140,480,000 on December 31, 2000 for an increase of 8.0%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on September 30, 2001 stood at $ 105,838,000, an increase of 3.7% from $ 102,058,000 at December 31, 2000. The loan loss reserve at the end of the first nine months of 2001 was $ 845,000 compared with $847,000 at year-end 2000 and is considered adequate, in management's judgment to absorb possible loan losses on existing loans.

LIABILITIES

	Total deposits increased 14.5% to $ 120,407,000 as of September 30, 2001 compared with $105,132,000 at December 31, 2000. Certificates of deposit and other interest-bearing deposits increased 20.0% and 3.8%, respectively. Non-interest-bearing demand deposits increased 9.7%.

CAPITAL

	Total equity as of September 30, 2001 was $ 15,138,000 representing 10.0% of total assets, an increase of $ 935,000 from the $14,203,000 reported on December 31, 2000. Accumulated earnings for the first nine months of 2001 and a $ 186,000 decrease in net unrealized losses (net of deferred tax) were partially offset by dividends declared and paid of $ 320,000. On July 20, 2000, the Board of Directors announced the approval of a plan to repurchase, in open market and private negotiated transactions, up to 2% of its outstanding common stock. As of September 30, 2001, the Company has repurchased 2,255 shares

Page 15 of 21 pages
representing .46% of its outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders investment while retaining adequate earnings to allow for continued growth.

REGULATORY CAPITAL

	The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at September 30, 2001 is as follows:

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

BALANCE SHEET ANALYSIS
(In 000's)

                                Balance Sheets  Condensed Average
                                Second Quarter     Second Quarter
                                     2001              2000
	ASSETS
Federal funds sold	$   2,736	$       0
Securities available for sale	25,597	23,602
Other investments	833	1,036
Loans	  105,887	  99,766
	Total interest-earning assets	135,053	124,404
Cash and due from banks	3,612	3,488
Bank premises and equipment	3,551	3,599
All other assets	5,608	5,132
Allowance for loan losses	(      867)	(      815)
	Total assets	$ 146,957	$ 135,808






Page 16 of 21 pages

	LIABILITIES

Interest-bearing deposits in domestic
 offices	$ 103,237	$  90,814
Federal funds purchased	0	0
Other short-term borrowings	      15,000	    18,574
	Total interest-bearing
	liabilities	118,237	109,388
Non-interest-bearing deposits	13,028	12,627
All other liabilities	      891	       491
	Total liabilities	132,156	122,506

	STOCKHOLDERS' EQUITY

Common stockholders' equity	14,869	13,944
Net unrealized holding losses, net
 of tax	      (       68)	(      642)
	Total stockholders' equity	   14,801	   13,302
	Total liabilities and stockholders'
      equity	$ 146,957	$ 135,808

































Page 17 of 21 pages



PART II - OTHER INFORMATION


PART II - OTHER INFORMATION




Item 1 - Legal Proceedings

	None

Item 2 - Changes in Securities

	None

Item 3 - Defaults Upon Senior Securities

	Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

	None

Item 5 - Other Information

	None

Item 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits - None

	Exhibit Number Referred to 		Description
	Item 601 of Regulation S-K		of Exhibit

				27	Financial Data Schedule
				99	Report of Independent
					   Accountant's on
					   Interim Financial
					   Statements

	(b)	Reports on Form 8-K - None

		None














Page 18 of 21 pages


SIGNATURES




		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







				/s/Clyde H. Bookheimer
				Clyde H. Bookheimer,
			President and Chief
			Executive 	Officer




Date  November 12, 2001        	/s/Doriann Hoffman____
Doriann Hoffman, Vice
President (Principal
Financial 	Officer)


























Page 19 of 21 pages


9-MOS
DEC-31-2000
SEPT-30-2001
3,604
0
3,825
0
28,120
833
833
106,683
845
151,788
120,407
15,000
1,243
0
309
0
0
14,829
151,788
6,562
668
452
7,682
3,409
4,134
3,548
15
26
2,583
1,384
1,384
0
0
1,068
2.17
2.17
3.68
302
402
0
0
847
33
16
845
845
0
787
Page 20 of 21 pages


EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


	We have reviewed the accompanying condensed consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of September 30, 2001 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the interim periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the corporation's management.

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




	/s/ Smith Elliott Kearns & Company, LLC

	SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
November 12, 2001








Page 21 of 21 pages