Form 10-K
period 2001-12-31
FULTON BANCSHARES CORP
filed 2002-03-28
CIK 850626

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001
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

   Class                      Outstanding at March 20, 2002
(Common stock, .625 par value)         492,770



DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended December 31, 2001 are incorporated by reference into Parts I and
II. Portions of the Proxy Statement for 2001 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.













































Item 1.   Business.

Description of the Company

		Fulton Bancshares Corporation (the "Company"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising the Fulton County National Bank and Trust Company (the "Bank"), and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation
("FCCDC"), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had minimal activity in 2001, and has no employees.
		The principal executive office of the Company is located at 100 Lincoln Way East, McConnellsburg, Fulton County,
Pennsylvania  17233.  The telephone number of the Company is (717)
485-3144.
		The Company has no employees.


Supervision and Regulation - The Company
		The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Company to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank. The Bank Holding Company Act prohibits acquisition by the Company of more than five percent (5%) of the voting shares of, or interest in, all or substantially all of the assets of any bank located outside of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.
		A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent
(5%) of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
		The Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding
Company Act. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries.
		Federal law prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the Management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities of the bank holding company. A person or group holding revocable proxies to vote 25% or more of the stock of a bank or its holding company would presumably be deemed to control the institution for purposes of this federal law.
		Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.
Permitted Activities
		The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The
Company does not at this time engage in any of the permissible activities described below, nor does the Company have any current plans to engage in these activities in the foreseeable future.
		While the types of permissible activities are subject to a variety of limitations and to change by the Federal Reserve
Board, the principal activities that presently may be conducted by a bank holding company and may in the future be engaged by the Company are: (1) making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by consumer finance, credit card, mortgage, commercial finance and factoring companies; (2) operating as an industrial bank or similar entity in the manner authorized by state law so long as the institution does not both accept demand deposits and make commercial loans; (3) operating as a trust company in the manner authorized by federal or state law so long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board; (4) acting as an investment or financial advisor to investment companies and other persons; (5) leasing personal and real property or acting as agent, broker or advisor in leasing property; (6) making equity and debt investments in corporations or projects designed primarily to promote community welfare; (7) providing to others financially oriented data processing or bookkeeping services; (8) acting as an insurance agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit; (9) acting as underwriter for credit life insurance and credit accident and health insurance: (10) providing courier services of a limited character; (11) providing management consulting advice to nonaffiliated banks and nonbank depository institutions; (12) selling money orders, travelers' checks and United States savings bonds; (13) performing appraisals of real estate; (14) acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors; (15) providing securities brokerage services, related securities credit activities and incidental activities such as offering custodial services, individual retirement accounts and cash management services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing or investment advice or research services; (16) underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions such as bankers' acceptances and certificates of deposit; (17) providing general information, advisory services and statistical forecasting with respect to foreign exchange markets; (18) acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments; (19) performing personal property appraisals that require expertise regarding all types of personal and business property, including intangible property such as corporate securities; (20) providing commodity trading and futures commission merchant advice; (21) providing consumer financial counseling to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments; (22) providing tax planning and preparation advice to corporations and individuals; (23) providing check guaranty services to subscribing merchants; (24) operating a collection agency and credit bureau; and (25) acquiring and operating thrift institutions, including savings and loan associations, building and loan associations and FDIC-insured savings banks.
Certain Provisions of Pennsylvania Banking Law
		Under the Pennsylvania Banking Code of 1965, as amended, (the "Code"), the Company has been permitted since March 4, 1990 to control an unlimited number of banks. However, the Company would be subject to the requirements of the Bank Holding Company
Act as discussed in the "Supervision and Regulation - The Company" section above.
		Also since March 4, 1990, the Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes
Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. For a further discussion of interstate banking and branching, see the section entitled "Legislation and Regulatory Changes" below.
Legislation and Regulatory Changes
		From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and its subsidiary, the Bank. Certain changes of potential significance to the Company are discussed below.
		The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act") permits interstate banking to occur. Bank holding companies, pursuant to an amendment to the Bank Holding Company Act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company.
Interstate branching and merging of existing banks is permitted after September 29, 1997 if the bank is adequately capitalized and demonstrates good management.
		The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted in August of 1989.
 This law was enacted primarily to improve the supervision of savings associations by strengthening capital, accounting and other supervisory standards. In addition, FIRREA reorganized the FDIC by creating two deposit insurance funds to be administered by the FDIC: The Savings Association Insurance Fund and the Bank
Insurance Fund. Customers' deposits held by the Bank are insured under the Bank Insurance Fund. FIRREA also regulates real estate appraisal standards and the supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank. Effects of Inflation
		Inflation has some impact on the Company's, the Bank's, and FCCDC's operating costs. Unlike many industrial companies, however, substantially all of the Bank's and FCCDC's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's, the Bank's, and FCCDC's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.
Monetary Policy
		The earnings of the Company, the Bank, and FCCDC are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies.
 An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.
		The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve
Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Company, the Bank, and FCCDC cannot be predicted.
Environmental Regulation
		There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the Bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank.
Currently, the Company, the Bank, and FCCDC are not party to any pending legal proceeding pursuant to any environmental statute, nor is the Company, the Bank, or FCCDC aware of any circumstances which may give rise to liability under any such statute.
Description of the Bank
		The Bank was organized on February 24, 1887 as a Pennsylvania state-chartered banking institution. It converted to a national banking association on September 5, 1933, and is presently under the supervision of the Office of the Comptroller of the Currency (the "Comptroller"). The Bank is a member of the Federal Reserve System. Customers' deposits held by the Bank are insured by the FDIC to the maximum extent permitted by law. The
Bank's legal headquarters are located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233.
		The Bank engages in a full service commercial and consumer banking business, including the acceptance of time and demand deposits and the making of secured and unsecured commercial and consumer loans, and offering trust services. The Bank's primary service area is located in Fulton County, Pennsylvania. Specifically, the main office of the Bank is located in McConnellsburg, the county seat. Within the defined service area of the Bank's main office, the banking business is highly competitive. In addition to local community banks, the Bank competes with regionally-based commercial banks, all of which have greater assets, capital and lending limits. The Bank also competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities.
		In order to compete effectively in this market and to obtain business from individuals, small and medium-sized businesses and professionals, the Bank offers specialized services such as extended hours of operation and personal and business checking accounts at competitive rates in addition to traditional commercial and consumer banking and trust services. The Bank accepts time, demand and savings deposits, including passbook accounts, statement savings accounts, NOW accounts, money market accounts, certificates of deposit and club accounts. The Bank makes secured and unsecured commercial, consumer, mortgage and construction loans. Consumer loans include revolving credit lines. The following support services are offered by the Bank to make financial management more efficient and convenient for its customers: bank by mail, direct deposit, drive-in banking, Federal Tax Depository, automatic teller machine, night deposit services, notary public services, payroll deduction plan, bond coupon collections, foreign money exchange, safe deposit boxes, signature guarantees, travelers checks, money orders, cashiers checks, treasury securities, U.S. Savings Bonds, individual retirement accounts, and utility and municipal payments. The Bank also offers its customers access to discount brokerage services, mutual funds, and other alternative investment products through its affiliation with Sentry Trust Company. The Bank expects to experience a modest increase in growth.
Lending Activities
		It is the Bank's general policy to grant all of its loans in its primary trade area. This trade area includes all of Fulton County, southern Huntington County, western Franklin
County, eastern Bedford County and the Hancock, Maryland area.
The Bank's lending objectives are as follows: (1) to establish a diversified loan portfolio composed of a predetermined mix of mortgage loans, commercial loans, consumer loans and all other loan types; (2) to provide a satisfactory rate of return to its shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, and collateral quality; and, (3) to provide protection for its depositors by maintaining a predetermined level of loans to deposits to ensure liquidity. The Bank recognizes that the lending of money is a community responsibility which involves a degree of credit risk and is willing to undertake such risks by utilizing standard banking procedures and making prudent judgments when extending credit.
		The Bank makes loans to both individual consumers and commercial entities. The types of loans offered include: (1) loans for businesses and individuals on a short term or seasonal basis; (2) mortgage and construction loans, (3) loans to individuals for consumer purchases such as appliances, furniture, vacations, etc.: (4) loans secured by marketable stock and bonds providing adequate margins for market fluctuations; (5) short term working capital loans secured by the assignment of accounts receivable and inventory; (6) automobile loans, (7) second liens on commercial and residential real estate, (8) home equity lines of credit, and (9) PHEAA student loans. Loans of these types will be considered desirable by the Bank provided such loans meet the test of sound credit.
		The Bank has adopted the following loan-to-value ratios, in accordance with standards adopted by its bank supervisory agencies:




Loan Category



Loan-to-Value
Limit

Raw land
65%

Land development
75%

Construction:


Commercial, multifamily, and
other nonresidential
80%

1 to 4-family residential
85%

Improved property
85%

Owner-occupied 1 to 4 family and
home equity
90%


The Bank does not assume undue risk on any loan within the loan portfolio, and takes appropriate steps to secure all loans as necessary.
Concentration
		The Bank is neither dependent upon deposits from nor exposed to loan concentrations to a single customer, the loss of which would have a material adverse effect on the financial
condition of the Bank. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector (approximately 20% of loan portfolio).
Employees
		As of December 31, 2001, the Bank has forty-seven (47) full-time equivalent employees.
Supervision and Regulation - The Bank
		The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve
System and to banks whose deposits are insured by the FDIC. The operations of the Bank are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC. The primary supervisory authority of the Bank is the Comptroller, which regulates and examines the Bank. The Comptroller has authority to prevent national banks from engaging in unsafe or unsound practices in conducting their businesses.
		Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches. Under Pennsylvania law, the Bank may establish or acquire branch offices, subject to certain limitations, in any county of the state. National bank branches, however may be established within the permitted area only after approval by the Comptroller.
		As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve
Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The Federal Reserve Act and Federal Reserve
Board regulations also place certain limitations and reporting requirements on extensions of credit by the Bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders.  In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary Bank
maintains a correspondent relationship.
FDIC
		Under the Federal Deposit Insurance Act, the Comptroller possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law.  Moreover, the Financial Institutions Regulatory and
Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given sixty (60) days prior written notice and within that time has not disapproved the
acquisition or otherwise extended the period for disapproval.
Control for purposes of FIRA, means the power, directly or
indirectly, to direct the management or policies or to vote
twenty-five percent (25%) or more of any class of outstanding stock of a financial institution or its respective holding
company. A person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company such as the Company, would presumably be deemed to control the institution for purposes of FIRA.
Garn-St Germain
		The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities. The 1982 Act also amended FIRA (see above) by changing the statutory limits on lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. The 1982 Act, however, also tightened
FIRA provisions respecting management interlocks and correspondent bank relationships involving a bank's management personnel.
CRA
		Under the Community Reinvestment Act of 1977, as amended ("CRA"), the Comptroller is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community
(including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The
Financial Institutions Reform, Recovery and Enforcement Act of
1989 amended the CRA to require, among other things, that the Comptroller make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community,
including low and moderate income neighborhoods. This evaluation will include a descriptive rating and a statement describing the basis for the rating, which is publicly disclosed.
BSA
		Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal
Revenue Service currency transactions of more than $ 10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $ 10,000.  Civil and criminal
penalties are provided under the BSA for failure to file a
required report, for failure to supply information required by the
BSA or for filing a false or fraudulent report.
CEBA
		An omnibus federal banking bill, known as the Competitive Equality Banking Act ("CEBA"), was signed into law in
August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed and failing banks; (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan.
FDICIA
	Capital Categories
		In December of 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below:





Total Risk-
Based Ratio
Tier 1
Risk-Based
Ratio
Tier 1
Leverage
Ratio
Under a
Capital
Order or
Directive
CAPITAL CATEGORY




Well capitalized
> 10.0
> 6.0
> 5.0
No
Adequately




 capitalized
> 8.0
> 4.0
> 4.0*

Undercapitalized
< 8.0
< 4.0
< 4.0*

Significantly




 Undercapitalized
< 6.0
< 3.0
< 3.0

Critically




 undercapitalized

< 2.0






	*  3.0 for those banks having the highest available

regulatory rating.

	Based on the above criteria, the Bank is classified

as "well capitalized".
Prompt Corrective Action
		In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.  All but well capitalized institutions are
prohibited from accepting brokered deposits without prior
regulatory approval.
Operational Controls
		Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations.
		FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions.  Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.
Examinations and Audits
		Annual full-scope, on site examinations are required for all FDIC-insured institutions except institutions with assets under $ 250 million which are well capitalized, well managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. Banks with total assets of $ 150 million or more are required to submit to their supervising federal and state banking agencies a publicly available annual audit report and are subject to additional accounting and reporting regulations.
Truth-In-Savings
		A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products.  Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There are some operational costs of complying with the Truth-In-Savings law.
		Federal regulators recently issued regulations to implement the privacy provisions of the Gramm-Leach-Bliley Act (Financial Services Modernization Act). This new law took effect in 2000 and requires banks to notify consumers about their privacy policies and to give them an opportunity to "opt-out" or prevent the bank from sharing "nonpublic personal information" about them with nonaffiliated third parties. The Bank has developed privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt out of the sharing of their information with unaffiliated third parties.
		The earnings of the Bank, and therefore the earnings of the Company are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the
Comptroller and the FDIC.
		In addition to banking and securities laws, regulations and regulatory agencies, the Company also is subject to various other laws, regulations and regulatory agencies throughout the
United States.  Further more, various proposals, bills and
regulations have been and are being considered in the United
States Congress, and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Company.  It cannot be
predicted whether new legislation or regulations will be adopted and, if so, how they would affect the Company.
	References under the caption "Supervision and Regulation" to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.
Important Factors relating to Forward Looking Statements
		The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by
meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Company which are identified as forward-looking statements, the Company notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statement. Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the
occurrence of unanticipated events.
		The business and profitability of a financial services organization such as the Company is influenced by prevailing economic conditions and governmental policies.  The actions and policy directives of the FRB determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing.  FRB polices and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the
Company.  The nature and impact on the Company of future changes in economic and market conditions and monetary and fiscal
policies, both foreign and domestic, are not predictable and are beyond the Company's control. In addition, these conditions and policies can impact the Company's customers and counterparties which may increase the risk of default on their obligations to the Company and its affiliates. They can also affect the competitive conditions in the markets and products within which the Company operates, which can have an adverse impact on the Company's ability to maintain its revenue streams.
		As part of its ongoing business, the Company assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Company is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity and those markets which in turn can impact the Company's ability to hedge and trade the positions concerned.
In addition, the Company is dependent on its ability to access the financial markets for its funding needs.
		As noted in "Supervision and Regulation", the Company is regulated by and subject to various regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation.  Increases by regulatory
authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the
Company's profitability.
		The Company is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or lack of compliance with the procedures on which they rely either within the Company or within the broader financial systems infrastructure.
	As with any financial institution, the Company and its affiliates are also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Company's services.  Ultimately, the Company's businesses and their success are dependent on the Company's ability to
attract and retain high quality employees.
Item 2.	Properties
		The main administrative office of the Bank, which also includes a drive-up facility, is located in McConnellsburg, Pennsylvania. The Bank currently has seven branch offices one of which is located at Penn's Village on Route 16 at the east end of McConnellsburg, Pennsylvania. This branch office opened on
May 11, 1981.  In addition, the Bank installed an ATM at the
Penn's Village Shopping Center in March, 1989.  The Bank also serves the communities surrounding the Pennsylvania/Maryland border through its branch office located in Warfordsburg,
Pennsylvania.  This branch opened for business on April 4, 1983.
On the same day, a third branch office was opened in Hustontown, Pennsylvania, which services northern Fulton County. Finally, to service the southern end of Huntington County, the Bank acquired a branch in Shade Gap, Pennsylvania, on September 26, 1988. On July
15, 1999, the Bank opened a branch, including an ATM, at the Sandy
Ridge Mall in Orbisonia, PA.  To service the western portion of
Franklin County, the Bank opened a branch, including an ATM, on
Route 30 in St. Thomas, PA on November 15, 1999.  On February 11,
2002, the Bank opened a branch in Breezwood, Pennsylvania,
including an ATM, to service eastern Bedford County.  On January
7, 1997 ATM's were opened at the Warfordsburg and Hustontown branches.  In June, 1998 the Bank opened an ATM at the Shade Gap branch and added an ATM to its main office drive-up facility.  The main office, Warfordsburg, Hustontown, Orbisonia and Breezewood branches are owned by the Bank.  The Penn's Village branch is rented.
		The Bank closed its Shade Gap branch (except for the ATM facility) on June 30, 2000.
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
		  Security Holder Matters.

		The corporation's common stock is traded on a limited basis in the local over-the-counter market. As of December 31, 2001, the approximate number of shareholders of record was 525. Market prices at the end of each quarter are based on the latest sales prices.





Market
Cash
Market
Cash

Price
Dividend
Price
Dividend

2001
2000
First Quarter
$ 31.00
$ .20
$ 51.00
$ .18
Second Quarter
33.00
..20
40.00
..18
Third Quarter
33.00
..25
37.00
..23
Fourth Quarter
33.50
..30
34.125
..27




		Dividend restrictions are detailed in Note 15 of the annual shareholders report and are incorporated herein by reference.
		The Company occasionally reissues shares of stock held in Treasury as compensation for services rendered to employees.
In 2001, 25 shares of treasury stock were reissued, covering $ 837 in compensation.  In 2000, 45 shares of treasury stock were
reissued, covering compensation of $ 1,800.
Item 6.	Selected Financial Data.
		The selected five-year financial data on page 23 of the annual shareholders' report for the year ended December 31, 2001 is incorporated herein by reference.
Item 7.	Management's Discussion and Analysis of Financial
 		  Condition and Results of Operations.

		Management's discussion and analysis of financial condition and results of operations included on pages 28 through 33 of the annual shareholders' report is incorporated herein by reference.


Item 8.	Financial Statements and Supplementary Data.
		The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 27 of the annual shareholders' report for the year ended December 31, 2001 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders' report are submitted herewith.


FULTON BANCSHARES CORPORATION AND SUBSIDIARY
	For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.
	Closely related to the management of liquidity is the management of rate sensitivity which focuses on maintaining stability in the net interest margin. As illustrated in the table below the tax equivalent net interest margin ranged from 3.6% to 3.9% of average earning assets during the past 3 years. An asset/liability committee monitors and coordinates the overall asset/liability strategy.
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
                        Years Ended December 31









ASSETS
2001
2000
1999
(000 omitted)
Average
Balance
Interest
Rate
Average
Balance
Interest
Rate
Average
Balance
Interest
Rate










Investment
securities:









Taxable interest
income
$  23,097
$  1,410
6.1%
$  21,209
$  1,282
6.0%
$  20,185
$  1,144
5.7%
Nontaxable interest
income
    2,817
     135
 4.8
    3,997
     200
 5.0
    5,903
     292
 4.9
Total investment
securities
25,914
1,545
6.0
25,206
1,482
5.9
26,088
1,436
5.5
Loans (net of
unearned
discounts)
105,028
8,585
8.2
98,052
8,506
8.7
87,902
7,322
8.3
Other short-term
investments
    1,514
      54
 3.6
       73
       4
 5.5
       18
       1
 5.5
Total interest
earning assets
132,456
$ 10,184
7.7%
123,331
$  9,992
8.1%
114,008
$  8,759
7.7%
Allowance for loan
losses
(   863)


(   815)


(   695)


Cash and due from
banks
3,601


3,495


3,201


Bank premises and
equipment
3,572


3,624


3,137


Other assets
    5,618


    4,369


    4,334


Total assets
$ 144,384


$ 134,004


$ 123,985












LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing
demand deposits
$  10,992
$    199
1.8%
$  10,204
$    218
2.1%
$  16,951
$    401
2.4%
Savings deposits
16,891
363
2.1
18,618
482
2.6
13,834
351
2.5
Time deposits
71,974
3,908
5.4
62,871
3,553
5.7
56,443
2,990
5.3
Short-term
borrowings
   16,389
     962
 5.9
   15,913
     957
 6.0
   11,804
     583
 4.9
Total interest
bearing
liabilities
116,246
$  5,432
4.7%
107,606
$  5,210
4.8%
99,032
$  4,325
4.4%
Demand deposits
12,534


12,368


11,362


Other liabilities
      921


      866


      666


Total liabilities
129,701


120,840


111,060


Stockholders'
equity
   14,683


   13,164


   12,925


Total liabilities &
stockholders'
equity
$ 144,384


$ 134,004


$ 123,985


Net interest
income/net
yield on
average earning
assets

$  4,752
 3.6%

$  4,782
 3.9%

$  4,434
 3.9%










			For purposes of calculating loan yields, the average loan volume includes nonaccrual loans.  For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest.  The marginal tax rate was 34%
for 2001, 2000, and 1999.

FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS







2001 Versus 2000
Increase (Decrease)
Due to Change in
2000 Versus 1999
Increase (Decrease)
Due to Change in

Average
Volume
Average
Rate
Total
Increase
(Decrease)
Average
Volume
Average
Rate
Total
Increase
(Decrease)
(000 omitted)






Interest Income






Loans (net of
unearned
discounts)
$ 631
($ 552)
$   79
$ 845
$ 339
$ 1,184
Taxable
investment
securities
104
24
128
65
73
138
Nontaxable
investment
securities
(  59)
(   6)
(   65)
(  94)
2
(    92)
Other short-
term
investments
   79
(   29)
    50
   3
   0
     3
Total
interest
income
  755
(  563)
   192
 819
 414
 1,233







Interest Expense






Interest
bearing
demand
13
(  32)
(  19)
(  160)
(   23)
(   183)
Savings
deposits
(   43)
(  76)
( 119)
121
10
131
Time deposits
550
( 195)
355
341
222
563
Short-term
borrowings
    26
(  21)
    5
  203
  171
   374
Total
interest
expense
   546
( 324)
222
  505
  380
   885







Net interest
income


($  30)


$  348














				Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.









FULTON BANCSHARES CORPORATION AND SUBSIDIARY

	The following table shows the maturities of investment securities at book value as of December 31, 2001, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.






Within 1
year
After 1
year but
within 5
years
After 5
years but
within 10
years
After 10
years
Total
(000 omitted)





Bonds:





Corporate





Book value
$   0
$  499
$  498
$   0
$  997
Yield
0%
5.62%
4.83%
0%
5.23%






U. S. Government
agencies





Book value
0
7,000
7,000
0
14,000
Yield
0%
3.77%
4.13%
0%
3.95%






State and municipal





Book value
0
310
1,324
653
2,287
Yield
0%
6.06%
7.02%
7.17%
6.99%






Mortgage-Backed





Book value
0
0
0
4,035
4,035
Yield
    0%
      0%
      0%
   4.09%
    4.09%






Total book value
$   0
$ 7,809
$ 8,822
$ 4,688
$ 21,319






Yield
    0%
   3.98%
   4.60%
   4.52%
    4.36%






Other Debt Securities:





FHLMC/FNMA non-
cumulative
preferred stock





Book value




$  9,443
Yield




    7.43%






Equity Securities:





Total Equity
Securities




$  1,233
Yield




    4.24%






Total Investment
Securities




$ 31,995
Yield




    5.26%













FULTON BANCSHARES CORPORATION AND SUBSIDIARY

LOAN PORTFOLIO


	The following table presents the loan portfolio at the end of each of the last five years:





     (000 omitted)
2001
2000
1999
1998
1997
Commercial,
financial and
agricultural
$ 17,418
$  13,097
$ 12,294
$ 11,401
$  7,180
Real estate -
Construction
0
  0
0
0
0
Real estate -
Mortgage
78,796
80,020
69,273
58,915
53,624
Installment and
other personal
loans (net of
unearned discount)
    8,287
    9,788
  10,228
  10,478
  10,099
Total loans
$ 104,501
$ 102,905
$ 91,795
$ 80,794
$ 70,903






		Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages and installments) at December 31, 2001:





Under One
Year
One to
Five
Years
Over
Five
Years
Total





     (000 omitted)









Commercial, financial and
agricultural
$ 13,459
$ 2,973
$   986
$ 17,418





Real estate - Construction
       0
      0
      0
       0
Total
$ 13,459
$ 2,973
$   986
$ 17,418




		The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2001:


<S

Fixed Rate
Loans
Variable
Rate Loans
     (000 omitted)





Due within one year
$  6,774
$ 20,127
Due after one but within five years
15,149
8,521
Due after five years
  22,772
  31,158
Total
$ 44,695
$ 59,806




FULTON BANCSHARES CORPORATION AND SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE






Years Ended December 31

2001
2000
1999
1998
1997
    (000 omitted)











Average total loans
outstanding (net of
unearned income)
$ 105,028
$ 98,052
$ 87,902
$ 75,610
$ 68,171






Allowance for loan losses,
 beginning of period
$    847
$    800
$    580
$    487
$    444
Additions to provision for
loan losses charged to
operations
15
45
195
185
20
Loans charged off during
the year





Commercial
20
3
14
67
6
Installment
     14
     29
      34
     47
     40
Total charge-off's
     34
     32
      48
    114
     46






Recoveries of loans
previously charged off:





Commercial
2
24
63
16
49
Installment
     15
      10
      10
      6
     20
Total recoveries
     17
     34
      73
     22
     69






Net loans charged off
     17
(     2)
(    25)
     92
(    23)






Allowance for loan losses,
$   845
$   847
$    800
$   580
$   487






Ratio of net loans charged
off to average loans
outstanding
   .02%
(  .01)%
   .12%
(  .03)%
(  .05)%







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






2001
2000
1999
1998
1997
    (000 omitted)











Nonaccrual loans
$   289
$     0
$     0
$     0
$   413






Accrual loans:





Restructured
$     0
$     0
$     0
$     0
$     0
30 through 89 days
past due
4,121
1,787
1,084
1,458
1,466
90 days or more past
due
    922
    549
    168
    442
    431
Total accrual loans
$ 5,043
$ 2,336
$ 1,252
$ 1,900
$ 1,897






		See Note 3 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years.

		Management has not identified any significant problem loans in the accrual loan categories shown above.





















FULTON BANCSHARES CORPORATION AND SUBSIDIARY


	The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:
 (000 omitted)





Years Ended December 31

2001
2000

Allowance
Amount
Percentage
of Loans
to Total
Loans
Allowance
Amount
Percentage
of Loans
to Total
Loans
(000 omitted)




Commercial, financial and
agricultural
$ 141
16.67%
$ 108
12.73%
Real estate - Construction
0
0.0
0
0.00
Real estate - Mortgage
637
75.40
659
77.76
Installment
   67
 7.93
   80
  9.51
Total
$ 845
100.00%
$ 847
100.00%









Years Ended December 31

1999
1998

Allowance
Amount
Percentage
of Loans
to Total
Loans
Allowance
Amount
Percentage
of Loans
to Total
Loans
(000 omitted)




Commercial, financial and
agricultural
$ 107
13.37%
$  82
14.11%
Real estate - Construction
0
0.00
 0
0.00
Real estate - Mortgage
609
76.13
423
72.92
Installment
   84
 10.50
   75
 12.97
Total
$ 800
100.00%
$ 580
100.00%







Years Ended December 31

1997

Allowance
Amount
Percentage of Loans
to Total Loans
(000 omitted)


Commercial, financial and
agricultural
$  49
10.13%
Real estate - Construction
0
0.00
Real estate - Mortgage
368
75.63
Installment
   70
 14.24
Total
$ 487
100.00%


FULTON BANCSHARES CORPORATION AND SUBSIDIARY

DEPOSITS


	The average amounts of deposits are summarized below:




Years Ended December 31





2001
2000
1999




      (000 omitted)







Demand deposits
$  12,534
$  12,368
$ 11,362
Interest bearing demand
deposits
10,992
10,204
16,951
Savings deposits
16,891
18,618
13,834
Time deposits
   71,974
   62,871
  56,443
     Total deposits
$ 112,391
$ 104,061
$ 98,590



	The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2001:

Maturity
(000 omitted)


Certificates of Deposit

Three months or less
$  12,688
Over three months through six months
2,669
Over six months through twelve months
7,623
Over twelve months
   2,255

$ 25,235

   RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)

	The following table presents a summary of significant earnings and capital ratios:




2000
2000
1999




Assets
$ 144,384
$ 134,004
$ 123,985
Net income
$   1,486
$   1,439
$   1,437
Equity
$  14,683
$  13,164
$  12,925
Cash dividends paid
$     468
$     425
$     426
Return on assets
1.03%
1.07%
1.16%
Return on equity
10.12%
10.94%
11.19%
Dividend payout ratio
31.50%
29.5%
29.7%
Equity to asset ratio
10.17%
 9.82%
10.36%



FULTON BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS


Years Ended December 31






2001
2000
1999
1998
1997
     (000 omitted)











Interest income
$ 10,185
$  9,992
$ 8,759
$ 8,148
$ 7,875
Interest expense
   5,432
   5,210
  4,325
  4,151
  4,036
Net interest income
4,753
4,782
4,434
3,997
3,839
Provision for loan losses
      15
      45
    195
    185
     20






Net interest income after
provision for loan losses
4,738
4,737
4,239
3,812
3,819






Other income:





Trust
19
18
12
97
63
Service charges - Deposits
189
 177
160
140
146
Other service charges,
collection and exchange,
charges, commission fees
125
 124
127
123
93
Other operating income
    306
    203
    290
    362
    171
Total other income
    639
    522
    589
    722
    473






Income before operating





 expense
5,377
5,259
4,828
4,534
4,292






Operating expenses:





Salaries and employees
benefits
1,560
1,509
1,314
1,242
1,178
Occupancy and equipment
expense
729
728
647
569
465
Other operating expenses
   1,162
  1,133
  1,050
    934
    983
Total operating expenses
   3,451
  3,370
  3,011
  2,745
  2,626






Income before income taxes
1,926
1,889
1,817
1,789
1,666
Income tax
    440
    449
    380
    391
    376






Net income applicable to
common stock
$ 1,486
$ 1,440
$ 1,437
$ 1,398
$ 1,290






Per share data:





Earnings per common share
$ 3.02
$ 2.91
$ 2.90
$ 2.82
$ 2.61
Cash dividend - Common
..95
..86
..86
..72
..70
Weighted average number of
common shares
492,747
494,054
495,000
495,000
495,000







		        * Based on 495,000 shares issued

Item 9.	Disagreements on Accounting and Financial Disclosures.
Not applicable.















































PART III
	The information required by Items 10, 12 and 13 is incorporated by reference from Fulton Bancshares Corporation's definitive proxy statement for the 2002 Annual Meeting of shareholders filed pursuant to Regulation 14A.









































Item 11.	Executive Compensation
		Shown below is information concerning the annual compensation for services in all capacities to the Company, the Bank, and FCCDC for the fiscal years ended December 31, 2001, 2000, and 1999 of the Chief Executive Officer. There were no other officers of the Company, the Bank, or FCCDC whose total annual salary and bonus during that time frame exceeded $ 100,000.
Summary Compensation Table








(a)
(b)
(c)
(d)
(e)
(f)
(g)
(h)
(i)
Name and
Principal
Position
Year
Salary
($)
Bonus
($)
Other Annual
Compensation
($)
Restricted
Stock
Award(s)
($)
Options/
SARS
(#)
LTIP
Payouts
($)
All Other
Compensation
($)



















Annual Compensation
Long-Term Compensation
Clyde H.
Bookheimer,
President &
CEO
2001
130,008
$ 0
$ 0
$ 0
$ 0
$ 0
$ 163,903

2000
124,708
0
0
0
0
0
86,814

1999
117,208
0
0
0
0
0
61,990









     Footnotes:
     (1)  All other compensation includes the following:






Directors
Fringe
Benefits
(Personal
Use of
Bank Owned
Vehicle)
Retirement
Plan
Supplemental
Executive
Retirement
Plan
Deferred
Directors
Fees






2001
$     0
$ 1,232
$ 13,890
$ 148,781
$     0
2000
0
1,356
10,641
74,817
0
1999
0
1,234
12,149
48,607
0





	The supplemental executive retirement plan was funded by single
premium life insurance policies on the 	CEO, with the Bank named as
beneficiary. Actual payments to the CEO amounting to $ 96,000 annually will not begin until 2005. At December 31, 2001, the cash surrender value of the policies was $ 1,234,048.




PART IV
Item 14.	Exhibits, Financial Statement Schedules and
	  Reports on Form 8-K.
		(a)	Certain documents filed as part of Form 10-K
			Financial Statement Schedules and Exhibits
			(1)	Financial statements.  See Item 8 of this
			report for the index to financial
		statements.
(2)	Financial statement schedules.  See Item 8 of
this report.
Schedule I - Distribution of assets, liabilities and stockholders' equity, interest rates and interest differential tax equivalent yields
Schedule II - Changes in net interest income tax equivalent yields
Schedule III - Investment portfolio
Schedule IV - Loan portfolio
Schedule V - Summary of loan loss experience
Schedule VI - Nonaccrual and delinquent loans
Schedule VII - Allocation of allowance for loan losses
Schedule VIII - Schedule of deposits, return on equity and assets
Schedule IX - Consolidated summary of operations


			(3)	Exhibits.
	Exhibit Numbers
			(2)		Plan of acquisition, reorganization,
				arrangement, liquidation or succession.
				Not applicable.
			(3)		(a) Articles of incorporation.  Incorporated by
reference to Exhibit 3A to the Registrant's
Registration Statement on Form SB-2,
Registration No. 33-85626.
					(b)	By-laws.  Incorporated by reference to
				Exhibit 3B to the Registrant's
				Registration Statement on Form SB-2,
				Registration No. 33-85626.
			(4)		Instruments defining the rights of
				security holders including indentures.
				The rights of the holders of Registrant's
				common stock are contained in:
				(i)	Articles of Incorporation of Fulton
Bancshares Corporation, filed as Exhibit 3A
to Registrant's Registration Statement on
Form SB-2 (Registration No. 33-85626).
					(ii)	By-laws of Fulton Bancshares Corporation,
filed as Exhibit 3B to the Registrant's
Registration Statement on Form SB-2
(Registration No. 33-85626).
(9)	Voting trust agreement.  Not applicable.
		(10)	Material contracts.  None.
		(11)	Statement re:  computation of per share
		earnings.  See Item 5 of this report.
		(12)	Statements re:  computation of ratios.  Not
		applicable.
		(13)	Annual report to security holders.  Filed herein.
		(16)	Letter re:  change in certifying accountant.
		not applicable.
		(18)	Letter re:  change in accounting principles.
		Not applicable.
		(21)	Subsidiaries of the registrant.  Filed
		herewith as Exhibit 21.
		(22)	Published report regarding matters submitted
		to vote of security holders.  Not applicable.
(23)	Consents of experts and counsel.  Filed
			herewith.
		(24)	Power of attorney.  Not applicable.
		(27)	Financial data schedule.  Filed herewith under Item
8.
		(28)	Information from reports furnished to state
		insurance regulatory authorities.  Not
	applicable.
		(99)	Additional exhibits.  Not applicable.
	(b)	Reports on Form 8-K.  None.


SIGNATURES


	In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report was signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                    Title                Date

/S/ Clyde H. Bookheimer   	Director, President &	March 28, 2002
Clyde H. Bookheimer	CEO (Principal Executive
	Officer)

/S/ David L. Seiders      	Director	March 28, 2002
David L. Seiders

/S/ Cecil B. Mellott       	Director & Vice	March 28, 2002
Cecil B. Mellott	Chairman

/S/ Robert C. Snyder       	Director &	March 28, 2002
Robert C. Snyder 	Chairman

/S/ Ellis L. Yingling      	Director & Vice	March 28, 2002
Ellis L. Yingling	Chairman

/S/ Clair R. Miller		Director	March 28, 2002
Clair R. Miller




































Exhibit Index



Exhibit No.

	13	Annual report to shareholders
	21	Subsidiaries of the Registrant
	23.1	Independent Auditor's Consent
	27	Financial data schedule



























Exhibit 13








C O N T E N T S


	Page

INDEPENDENT AUDITOR'S REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS

	Balance sheets	2
	Statements of income	3
	Statements of changes in stockholders' equity	4
	Statements of cash flows	5 and 6
	Notes to consolidated financial statements	7 - 22

ACCOMPANYING FINANCIAL INFORMATION

	Selected five year financial data	23
	Changes in income and expense	24
	Summary of quarterly financial data	25
	Statements of average balances and average rates	26 and 27
	Management's discussion and analysis of consolidated financial condition
	  and results of operations	28 - 33
	Stock market analysis and dividends	33



INDEPENDENT AUDITOR'S REPORT



Board of Directors
Fulton Bancshares Corporation
McConnellsburg, Pennsylvania


	We have audited the accompanying consolidated balance sheets of the Fulton Bancshares
Corporation and its wholly-owned subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended
December 31, 2001.  These consolidated financial statements are the responsibility of the corporation's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fulton Bancshares Corporation and its wholly-owned subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United
States of America.

	As discussed in Note 21 to the financial statements, the Corporation corrected errors in the accounting of the amortization and accretion of premiums and discounts on certain investments purchased from
1997 to 2000, which resulted in restatement of the prior year financial statements.


						/S/Smith Elliott Kearns & Company, LLC



Chambersburg, Pennsylvania
February 11, 2002


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES




CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000





2001

2000



(As Restated)
ASSETS



Cash and due from banks
$     5,529,420

$     4,275,716
Investment securities available for sale
 30,798,647

 23,390,869
Federal Reserve, Atlantic Central Bankers Bank



  and Federal Home Loan Bank stocks
 1,100,850

 1,252,150
Loans, net of reserve for loan losses



  2001 - $ 845,045; 2000 - $ 847,121
 103,655,616

 102,058,473
Premises and equipment
 3,673,746

 3,647,287
Cash surrender value of life insurance
 4,430,903

 4,212,760
Accrued interest receivable
 902,805

 965,383
Real estate owned other than premises
 83,341

 86,610
Other assets
          679,517

          591,074
Total assets
$ 150,854,845

$ 140,480,322








LIABILITIES AND STOCKHOLDERS' EQUITY







Deposits



     Noninterest bearing
$   13,486,097

$   13,025,353
     Interest bearing
   103,552,356

     92,106,363

 117,038,453

 105,131,716




Other borrowed funds
 17,325,000

 20,000,000
Accrued interest payable
 424,743

 502,398
Other liabilities
        822,770

          642,647
Total liabilities
 135,610,966

   126,276,761




Stockholders' Equity



Common stock: par value $.625 per share; 4,000,000



     shares authorized; 495,000 shares issued
 309,375

 309,375
Additional paid-in capital
 2,051,106

 2,051,275
Retained earnings
 13,035,796

 12,017,652
Accumulated other comprehensive (loss)
(          62,672)

(           84,009)
Treasury stock, shares at cost -



     2001- 2,230; 2000 - 2,255
(          89,726)

(           90,732)
Total stockholders' equity
 15,243,879

 14,203,561




Total liabilities and stockholders' equity
$ 150,854,845

$ 140,480,322




The Notes to Consolidated Financial Statements are an integral part of these statements.
FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000 and 1999







2001

2000

1999



(As Restated)

(As Restated)
Interest Income





Interest and fees on loans
$  8,584,709

$  8,505,771

$  7,322,507
Interest and dividends on investment securities:





     Other U. S. Government agencies
 587,996

 635,046

 512,438
     Mortgage-backed securities
 228,320

 287,347

 326,034
     Obligations of state and political subdivisions
 135,056

 199,461

 291,740
     FNMA and FHLMC preferred stock
 463,856

 267,674

 250,349
     Other interest and dividends
 130,407

 92,949

 55,550
Interest on federal funds sold
          54,335

          4,107

             792
Total interest income
   10,184,679

   9,992,355

   8,759,410






Interest Expense





Interest on deposits
 4,470,576

 4,252,368

 3,741,753
Interest on federal funds purchased
 2,632

 5,760

 3,557
Interest on other borrowed money
      959,091

       951,684

      579,538
Total interest expense
   5,432,299

    5,209,812

   4,324,848






Net interest income before provision for loan losses
 4,752,380

 4,782,543

 4,434,562






Provision for Loan Losses
        15,000

        45,000

      195,000






Net interest income after provision for loan losses
   4,737,380

   4,737,543

   4,239,562






Other Income





Service charges on deposit accounts
 189,186

 177,226

 159,652
Other service charges and fees
 108,567

 111,181

 117,567
Earnings - Cash surrender value of life insurance
 249,418

 197,110

 160,185
Life insurance death benefit income
 0

 0

 113,576
Trust services
 19,002

 18,390

 21,233
Gain on sale of investment securities
 57,329

 5,905

 5,918
Other income
        15,975

        12,647

        10,783
Total other income
      639,477

      522,459

      588,914






Other Expenses





Salaries, fees and employee benefits
 1,559,673

 1,508,929

 1,314,159
Net occupancy expense of bank premises and





  furniture and equipment expense
 729,435

 727,963

 646,955
FDIC insurance premiums
 19,754

 20,811

 11,258
Other expenses
   1,141,725

   1,112,743

   1,038,913
Total other expenses
   3,450,587

   3,370,446

   3,011,285






Income before income taxes
 1,926,270

 1,889,556

 1,817,191
Applicable income tax
      440,016

     449,785

      380,031






Net income
$ 1,486,254

$ 1,439,771

$ 1,437,160






Earnings per common share
$          3.02

$          2.91

$          2.90
The Notes to Consolidated Financial Statements are an integral part of these statements.




FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OD CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000, 1999

Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Income
(Loss)
Treasury
Stock
Total
Stockholders'
Equity



(as restated)
(as restated)









Balance, December 31, 1998
$   309,375
$ 2,051,275
$  9,991,022
$     126,925
$                 0
$  12,478,597







Comprehensive income:






     Net income


 1,437,160


 1,437,160







     Change in unrealized (loss) on






       investment securities available






       for sale, net of tax of $ $ 379,558



(     736,790)

(       736,790)







Total comprehensive income





 700,370







     Cash dividends ($ .86 per share)
               0
                0
(      425,700)
                   0
                   0
(      425,700)







Balance, December 31, 1999
 309,375
 2,051,275
 11,002,482
(     609,865)
 0
 12,753,267







Comprehensive income:






     Net income


 1,439,771


 1,439,771







     Change in unrealized gain on






       investment securities available






       for sale, net of tax of $ 270,896



 525,856

        525,856







Total comprehensive income





 1,965,627







     Purchases of treasury stock






       (2,300 shares)




(       92,532)
(        92,532)







     Issuance of treasury stock






        (45 shares)




 1,800
 1,800







     Cash dividends ($ .86 per share)
                0
                0
(      424,601)
                   0
                   0
(      424,601)







Balance, December 31, 2000
 309,375
 2,051,275
 12,017,652
(       84,009)
(      90,732)
 14,203,561







Comprehensive income:






     Net income


 1,486,254


 1,486,254







     Change in unrealized gain on






       investment securities available






       for sale, net of tax of $ 10,992



 21,337

         21,337







Total comprehensive income





 1,507,591







     Issuance of treasury stock






        ( 25 shares)

(          169)


 1,006
 837







     Cash dividends ($ .95  per share)
                0
                0
(      468,110)
                   0
                   0
(      468,110)







Balance, December 31, 2001
$   309,375
$ 2,051,106
$ 13,035,796
($     62,672)
($    89,726)
$ 15,243,879
The Notes to Consolidated Financial Statements are an integral part of these statements.
FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999




2001

2000

1999



(As Restated)

(As Restated)
Cash flows from operating activities:





Net income
$ 1,486,254

$ 1,439,771

$ 1,437,160
Adjustments to reconcile net income to net





cash provided by operating activities:





Compensation via treasury stock issued
 837

 1,800

 0
Depreciation and amortization
 325,065

 431,813

 381,093
Provision for loan losses
 15,000

 45,000

 195,000
Deferred income taxes
 (       82,580)

 (        47,409)

 (114,841)
Life insurance death benefit income
 0

 0

 (113,577)
(Increase) decrease in CSV - life insurance
 (     218,143)

 (      164,274)

 (132,237)
(Gain) on sale of investment securities
 (       57,330)

 (5,905)

 (5,918)
(Increase) in other assets
 (       17,375)

 (49,780)

 (26,521)
(Increase) decrease in interest receivable
 62,578

 (      234,755)

 2,643
Increase (decrease) in interest payable
 (       77,655)

 81,005

 29,153
Increase in other liabilities
      180,119

       124,987

      180,802
Net cash provided by operating activities
   1,616,770

    1,622,253

   1,832,757






Cash flows from investing activities:





Sales of investment securities available for sale
 2,750,981

 1,155,569

 3,906,168
Maturities of investment securities available for sale
 16,059,038

 1,476,328

 3,171,671
Purchases of investment securities available for sale
( 26,087,480)

 (   1,690,544)

 (   3,193,591)
Net (increase) in loans
 (   1,612,142)

( 11,108,857)

( 10,975,268)
Purchases of property and equipment
 (      388,392)

 (      187,876)

 (   1,379,978)
Purchases of FRB, ACBB and FHLB stock
 (      270,000)

(      382,500)

 (      292,800)
Redemptions of FRB, ACBB and FHLB stock
 421,300

 0

 0
Purchases of officers' life insurance
 0

 (   1,020,000)

 0
Purchases of other real estate
 0

 0

 (        89,878)
Insurance benefits received
                   0

                  0

       383,285
Net cash (used) by investing activities
(    9,126,695)

(   1,757,880)

(   8,470,391)






Cash flows from financing activities:





Net increase in deposits
 11,906,739

 1,821,115

 3,969,449
Dividends paid
 (      468,110)

 (    424,601)

 (      425,700)
Net (decrease) in federal funds purchased
 0

 0

 (   2,100,000)
Proceeds from long-term borrowings
 0

 5,000,000

 5,000,000
Net increase (decrease) in line-of-credit borrowings
 (   2,675,000)

 3,525,000

 1,475,000
Purchases of treasury stock
                  0

 (       92,532)

                  0
Net cash provided by financing activities
    8,763,629

   9,828,982

    7,918,749






Net increase (decrease) in cash and cash equivalents
 1,253,704

 (306,645)

 1,281,115






Cash and cash equivalents at beginning of year
   4,275,716

   4,582,361

   3,301,246






Cash and cash equivalents at end of year
$ 5,529,420

$ 4,275,716

$ 4,582,361
The Notes to Consolidated Financial Statements are an integral part of these statements.



FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2001, 2000 and 1999







2001

2000

1999



(As Restated)

(As Restated)






Supplemental disclosure of cash flows information:











Cash paid during the year for:





Interest
 $5,509,953

 $5,128,808

 $4,295,695
Income taxes
 471,000

 505,575

 511,000






Supplemental schedule of noncash investing and





   financing activities:











Unrealized holding gain (loss), net of tax
 $21,337

 $525,856

 ($736,790)






Other real estate owned transferred to





premises and equipment
 $0

 $140,000

 $0






Treasury stock issued as compensation
 $837

 $1,800

 $0
















































































































































The Notes to Consolidated Financial Statements are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

Nature of Operations

Fulton Bancshares Corporation's primary activity consists of owning and supervising its subsidiaries:

?	Fulton County National Bank and Trust Company ("Bank"), which is engaged in providing banking and bank related services, principally in Fulton, southern Huntingdon and western Franklin Counties.  Its six branches are located in McConnellsburg (2), Warfordsburg, Hustontown, Orbisonia and St. Thomas.

?	Fulton County Community Development Corporation, which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement.  Future projects are expected to include small business marketing, new business creation, small business education, and housing for low-to-
moderate income individuals.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, the Fulton County National Bank and Trust Company and the Fulton County Community Development
Corporation (collectively referred to as the "Corporation").  All significant intercompany transactions and accounts have been eliminated.

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
trading securities and recorded at their fair values.  Unrealized gains and losses on trading securities are included in other income.  The Corporation had no trading securities in 2001 or
2000.

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

Purchase premiums and discounts are amortized to earnings by the interest method from purchase date to maturity date.  Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in other comprehensive income.  Gains and losses on the sale of securities available for sale are determined using the specific-identification method.  Fair values for investment securities are based on quoted market prices.

The Corporation has classified all of its investment securities as "available for sale" at
December 31, 2001 and 2000.

Loans and Reserve for Possible Loan Losses

Loans are stated at the amount of unpaid principal, reduced by a reserve for loan losses and increased or decreased by net deferred loan origination fees and costs.  Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.  The reserve for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the reserve.  The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.  The evaluations are performed regularly and take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers'
ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The reserve consists of specific, general and unallocated loss components.  The specific loss component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.



Note 1.	Significant Accounting Policies (Continued)

Nonaccrual/Impaired Loans

The accrual of interest income on loans, including impaired loans, ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely.  Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized.  Subsequent payments received either are applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal.

A loan is considered impaired when, based on current information and events, it is probable that the
Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Consumer loans, comprised of smaller balance homogeneous loans, are collectively evaluated for impairment.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation.  Depreciation is calculated on both straight-line and accelerated methods over the estimated useful lives of the various assets as follows:
	Years

		Computer software	3 - 5
		Premises	5 - 50
		Equipment and vehicles	3 - 25

Repairs and maintenance are charged to operations as incurred.

Real Estate Owned Other Than Premises

Other real estate owned includes foreclosed properties for which the institution has taken physical possession in connection with loan foreclosure proceedings.  Assets received in foreclosure are recorded at the lower of the outstanding principal balance of the related loans or the estimated fair value of collateral held, less estimated costs to sell.  Any adjustment required to write down the property to net realizable value is charged to the allowance for loan losses.  Costs of holding and maintaining the property and subsequent adjustments to the carrying amount of the property are charged to expense when incurred.

Earnings per Share

Earnings per common share were computed based on weighted averages of 492,747, 494,054, and
495,000 shares of common stock outstanding in 2001, 2000, and 1999, respectively.





Note 1.	Significant Accounting Policies (Continued)

Federal Income Taxes

As a result of certain timing differences between financial statement and federal income tax reporting, including depreciation, loan losses, and deferred compensation, deferred income taxes are provided in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  See
Note 9 for further details.

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




Note 1.	Significant Accounting Policies (Continued)


Short-Term Borrowings.  The carrying amounts of federal funds purchased and other short-
term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the
Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Borrowings.  The fair values of the Corporation's long-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest.  The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments.  The Corporation generally does not charge commitment fees.
Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Advertising

The Corporation expenses advertising costs as incurred.  Advertising expenses for the years ended
December 31, 2001, 2000 and 1999 were $ 85,169, $ 102,434, and $ 81,904, respectively.

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

The components of the change in net unrealized gains (losses) on securities were as follows:


2001
2000
1999
Gross unrealized holding gains/(losses) arising during the
year
$   89,658
$ 802,657
($ 1,110,430)
Reclassification adjustment for (gains)/losses realized in net income
(    57,329)
(      5,905)
(          5,918)
Net unrealized holding gains/(losses) before taxes
32,329
796,752
(   1,116,348)
Tax effect
(    10,992)
(  270,896)
      379,558
Net change
$   21,337
$ 525,856
($   736,790)













Note 2.	Investments

The amortized cost and fair value of investment securities available for sale at December 31 were:


Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Fair Value

2001
Obligations of U. S. Government
corporations and agencies
$ 14,000,000
$ 104,122
$ 42,406
$ 14,061,716
Obligations of states and political
subdivisions
2,286,825
20,854
104,915
2,202,764
Mortgage-backed securities
4,035,252
20,413
18,643
4,037,022
Corporate bonds
996,950
50,050
0
1,047,000
FNMA and FHLMC preferred stock
9,442,578
9,298
126,431
9,325,445
Other stocks
       132,000
      3,700
   11,000
       124,700
Totals
$ 30,893,605
$ 208,437
$303,395
$ 30,798,647






2000
Obligations of U. S. Government
corporations and agencies
$   9,750,245
$   11,290
$   38,808
$   9,722,727
Obligations of states and political
subdivisions
3,659,558
30,780
76,421
3,613,917
Mortgage-backed securities
4,145,519
4,872
48,751
4,101,640
Corporate bonds
499,285
23,485
0
522,770
FNMA and FHLMC preferred stock
5,331,550
161,609
195,344
5,297,815
Other stocks
       132,000
             0
            0
       132,000
Totals
$ 23,518,157
$ 232,036
$ 359,324
$ 23,390,869

The amortized cost and fair value of investment securities available for sale at December 31, 2001, by contractual maturity, are shown below.  Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Amortized
Cost
Fair
Value
Due in one year or less
$                 0
$                 0
Due after one year through five years
7,809,419
7,889,051
Due after five years through ten years
8,821,739
8,868,723
Due after ten years
652,617
553,706
Mortgage-backed securities
4,035,252
7,037,022
FNMA and FHLMC preferred stock
9,442,578
9,325,445
Other stocks
        132,000
        124,700

$ 30,893,605
$ 30,798,647

Proceeds from sales of securities available for sale during 2001 were $ 2,750,981.  Gross gains and losses on those sales were $ 57,329 and $ 0, respectively.  Proceeds from maturities of investment securities during 2001 were $ 16,059,038, resulting in no gains or losses.  Included in stockholders'
equity at December 31, 2001 is $ 62,672 of unrealized holding losses on securities available for sale, net of $ 32,286 in deferred taxes.










Note 2.	Investments

Proceeds from sales of securities available for sale during 2000 were $ 1,155,569.  Gross gains and losses on those sales were $ 10,400 and $ 4,495, respectively.  Proceeds from maturities of investment securities during 2000 were $ 1,476,328, resulting in no gains or losses.  Included in stockholders'
equity at December 31, 2000 is $ 84,009 of unrealized holding losses on securities available for sale, net of $ 43,277 in deferred taxes.

Proceeds from sales of securities available for sale during 1999 were $ 3,906,168.  Gross gains and losses on those sales were $ 8,989 and $ 3,071, respectively.  Proceeds from maturities of investment securities during 1999 were $ 3,171,671, resulting in no gains or losses.  Included in stockholders'
equity at December 31, 1999 is $ 609,865 of unrealized holding losses on securities available for sale, net of $ 352,089 in deferred taxes.

The Corporation is required to maintain minimum investments in certain stocks, which are recorded at cost since they are not actively traded and therefore, have no readily determinable market value.
Consequently, the Corporation owns the following equity securities at December 31:


2001
2000
Federal Home Loan Bank
$ 1,020,000
$ 1,171,300
Atlantic Central Bankers Bank
10,000
10,000
Federal Reserve Bank
       70,850
        70,850

$ 1,100,850
$ 1,252,150

Securities with a cost basis of $14,000,000 (fair value of $ 14,061,716) and $ 8,750,000 (fair value of
$ 8,752,838) at December 31, 2001 and 2000, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.	Loans

Loans consist of the following at December 31 (in thousands):


2001
2000
Real estate loans:


Secured by farmland
$   15,030
$   16,257
Secured by 1-4 family residential
43,203
42,075
Secured by multifamily (5 or more) residential properties
362
373
Secured by nonfarm nonresidential
19,650
21,287
Loans to finance agricultural production:


Loans to farmers
5,455
3,814
Commercial and industrial loans
11,963
8,902
Loans to individuals for household, family and other
personal expenditures
8,247
9,765
Obligations of states and political subdivisions in the U. S.
551
381
All other loans
           40
           51

104,501
102,905
Less:  reserve for loan losses
(         845)
(         847)

$ 103,656
$ 102,058








Note 3.	Loans (Continued)

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):


         90 Days or More
                  Nonacrual

- - - - - - Past Due - - - - - -
- - - - - - - - Status - - - - - - - -

2001
2000
1999
2001
2000
1999
Loans secured by real estate
$ 567
$ 479
$ 168
$ 269
$   0
$   0
Personal loans
48
29
0
0
0
0
Commercial and other loans
   307
    41
      0
     20
     0
     0
Total
$ 922
$ 549
$ 168
$ 289
$   0
$   0








The foregone revenue on nonaccrual loans totaled $ 20,284, $ 0, and $ 0 at December 31, 2001, 2000, and 1999, respectively.  In January 2002, the Corporation foreclosed on property securing one of these nonaccrual loans with a balance of $ 268,595.

At December 31, 2001, 2000, and 1999, the total recorded investment in impaired loans was $ 0.

Note 4.	Reserve for Loan Losses

Activity in the reserve for loan losses is summarized as follows:


2001
2000
1999
Balance at beginning of period
$ 847,121
$ 800,267
$ 580,694
Recoveries
16,830
34,093
72,416
Current year provision charged to income
    15,000
    45,000
  195,000
Total
878,951
879,360
848,110
Losses
    33,906
    32,239
    47,843
Balance at end of period
$ 845,045
$ 847,121
$ 800,267

Note 5. 	Loans to Related Parties

The Corporation has granted loans to its officers and directors and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.  The aggregate dollar amount of these loans was $ 1,246,000 and
$ 1,195,000 at December 31, 2001 and 2000, respectively.  During 2001, $ 661,000 of new loans were made and repayments totaled $ 610,000.  During 2000, $ 508,000 of new loans were made and repayments totaled $ 354,000.

Outstanding loans to employees totaled $ 842,000 and $ 815,000 at December 31, 2001 and 2000,
respectively.






Note 6.	Premises and Equipment

A summary of premises and equipment is as follows:

Description
Cost
Accumulated
Depreciation
Depreciated
Cost

2001
Premises and improvements (including land $ 441,101)
$ 3,445,509
$    714,755
$ 2,730,254
Equipment, furniture and fixtures
2,507,136
1,890,950
616,186
Vehicles
92,602
35,870
56,732
Construction in progress
     270,074
                0
     270,074

$ 6,315,321
$ 2,641,575
$ 3,673,746



2000
Premises and improvements (including land $ 441,101)
$ 3,373,575
$    628,335
$ 2,745,240
Equipment, furniture and fixtures
2,454,542
1,633,959
820,583
Vehicles
92,602
17,349
75,253
Construction in progress
         6,211
                0
         6,211

$ 5,926,930
$ 2,279,643
$ 3,647,287

Included in construction in progress at December 31, 2001 are costs associated with the purchase of a branch office in Breezewood, PA.  The branch began operations on February 11, 2002.

Depreciation and amortization expense on property and equipment and other real estate owned amounted to $ 365,201 in 2001, $ 394,242 in 2000, and $ 336,727 in 1999.

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

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amounts of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-
balance-sheet instruments.


Contract or Notional
Amount

2001
2000
Financial instruments whose contract amounts represent credit risk at
December 31:


Commitments to extend credit
$ 12,909,132
$ 14,847,246
Standby letters of credit and financial guarantees written
266,000
594,000










Note 7.	Financial Instruments With Off-Balance-Sheet Risk/Commitments (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's credit worthiness on a case-by-
case basis.  The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management's credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

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

During 2001, the Corporation entered into a contract to build an addition to the Warfordsburg branch.
The total contract amount is $ 68,403 of which $ 60,213 had been paid at December 31, 2001.

Note 8.	Retirement Plan

The Corporation maintains a 401-K profit-sharing plan covering substantially all full-time employees.
The plan allows contributions of up to 15% of eligible compensation by employees.  Additional contributions can be made at the discretion of the board of directors.  The Corporation contributions made to the plan were $ 66,000 for 2001, $ 72,000 for 2000, and $ 60,000 for 1999.

Note 9.	Federal Income Taxes

The components of federal income tax expense are summarized as follows:


2001
2000
1999
Current year provision
$ 503,104
$ 495,186
$ 492,860
Deferred income taxes (benefits)
(    82,580)
(    47,409)
(  114,841)
Income tax effect of securities transactions
    19,492
      2,008
      2,012
Applicable income taxes
$ 440,016
$ 449,785
$ 380,031

Federal income taxes were computed after reducing pretax accounting income for nontaxable interest and dividend income in the amount of $ 464,229, $ 433,970, and $ 516,446 for 2001, 2000, and 1999,
respectively.

A reconciliation of the effective income tax rate to the federal statutory rate is as follows:


2001
2000
1999
Applicable federal income tax rate
34.0%
34.0%
34.0%
Reductions resulting from:



Nontaxable investment income and other items, net of
nondeductible expenses
( 11.2%)
(10.2%)
(13.1%)
Effective income tax rate
22.8%
23.8%
20.9%






Note 9.	Federal Income Taxes (Continued)

Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation.  Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, deferred compensation, and unrealized losses on available for sale securities.  The net deferred tax assets (liabilities) included in other assets (other liabilities) in the accompanying consolidated balance sheets include the following components:


2001
2000
1999
Total deferred tax assets
$ 502,166
$ 490,170
$ 684,995
Total deferred tax liabilities
(   137,646)
(   143,588)
(   130,661)
Net deferred tax asset
$ 364,520
$ 346,582
$ 554,334

The Corporation has not recorded a valuation allowance for the deferred tax assets as management believes that it is more likely than not that they will be ultimately realized.

Note 10.	Leases

The Corporation is party to real estate leases with base monthly rental charges of $ 3,323.  These charges are to be adjusted on specified dates and by agreed upon amounts or by the net change in the consumer price index.  The leases expire on January 7, 2011 (as extended) and December 31, 2005, respectively.  Each lease contains a provision for renewal under various terms at the Corporation's option. In addition, the Corporation leases certain equipment on a 54 month lease which expired in
2001.  Total rental expense charged to operations for the years ended December 31, 2001, 2000, and
1999 was $ 62,937, $ 58,413, and $ 59,573, respectively.

Based on the current monthly rent, future minimum rental payments for the next five years are as follows:
2002
$   62,545
2003
62,545
2004
58,767
2005
39,874
2006
    39,874



Note 11.	Other Assets

Other assets include the following at December 31:


2001
2000
Net deferred tax asset
$ 364,520
$ 346,582
Prepaid expenses
214,483
186,874
Other
   100,514
     57,618




$ 679,517
$ 591,074

Note 12.	Deposits

Included in interest-bearing deposits at December 31 are NOW and Money Market Account balances totaling $ 15,800,762 and $ 14,765,334 for 2001 and 2000, respectively.

Time deposits of $ 100,000 and over aggregated $ 25,234,850 and $ 13,111,812 at December 31,
2001 and 2000, respectively.  Interest expense on time deposits of $ 100,000 and over was
$ 1,064,000, $ 717,000, and $ 624,000 for 2001, 2000, and 1999, respectively.



Note 12.	Deposits (Continued)

The amount of time deposits maturing over the next 5 years is as follows:

2002
$ 62,513,547
2003
7,785,200
2004
1,835,469
2005
619,151
2006
     1,568,966

$ 74,322,333

The Corporation accepts deposits of the officers and directors of the Corporation and its subsidiaries on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons.  The aggregate dollar amount of deposits of officers and directors totaled
$ 2,926,759 and $ 3,872,958 at December 31, 2001 and 2000, respectively.

Overdrafts of $ 17,142 and $ 22,506 at December 31, 2001 and 2000, respectively, were reclassified as loans for financial reporting purposes.

Note 13.	Fulton Bancshares Corporation (Parent Company Only) Financial Information

The following are the condensed balance sheets, income statements and statements of cash flows for the parent company as of and for the periods ended December 31:

Balance Sheets
Assets
2001
2000


(As restated)
Cash
$          8,788
$          8,172
Investment in Fulton County National Bank & Trust Company
15,065,732
14,017,147
Investment in the Fulton County Community Development
Corporation
42,177
46,242
Securities available for sale
124,700
132,000
Deferred taxes
            2,482
                   0
Total assets
$ 15,243,879
$ 14,203,561



Stockholders' Equity


Common stock, par value $ .625 per share, 4,000,000 shares
authorized; shares issued and outstanding - 2001 - 492,770;
2000 - 492,745
309,375
309,375
Additional paid-in capital
2,051,106
2,051,275
Retained earnings
13,035,796
12,017,652
Accumulated other comprehensive (loss)
(         62,672)
(          84,009)
Treasury stock; shares at cost - 2001 - 2,230; 2000 - 2,255
(         89,726)
(          90,732)
Total stockholders' equity
   15,243,879
   14,203,561



Total liabilities and stockholders' equity
$ 15,243,879
$ 14,203,561










Note 13.	Fulton Bancshares Corporation (Parent Company Only) Financial Information (Continued)


2001
2000
1999


(As restated)
(As restated)
Statements of Income
Years Ended December 31




Cash dividends from wholly-owned subsidiary
$    512,000
$    510,050
$    534,000




Investment income
1,200
1,090
840




Equity in undistributed income of subsidiaries
1,018,365
970,574
942,346




Printing, supplies, amortization and other
expenses
(       45,311)
(       41,943)
(        40,026)
Net income
$ 1,486,254
$ 1,439,771
$ 1,437,160




Statements of Cash Flows
Years Ended December 31




Cash flows from operating activities:



Net income
$ 1,486,254
$ 1,439,771
$ 1,437,160
Adjustments to reconcile net income to cash provided by operating activities:



Equity in undistributed income of
subsidiary
( 1,018,365)
(     970,574)
(     942,346)
Compensation - treasury stock issued
837
1,800
0
Increase (decrease) in accounts payable
                0
(            27)
              27
Net cash provided by operating activities
     468,726
     470,970
     494,841




Cash flows from investing activities:



Investment in subsidiary
                0
                 0
(       15,000)
Net cash (used) by investing activities
                0
                 0
(       15,000)




Cash flows from financing activities:



Dividends paid
(    468,110)
(     424,601)
(     425,700)
Purchases of treasury stock
               0
(       92,532)
                0
Net cash provided (used) by financing activities
(    468,110)
(     517,133)
(     425,700)




Net change in cash
616
(       46,163)
54,141
Beginning cash
        8,172
        54,335
            194
Ending cash
$       8,788
$        8,172
$      54,335

Note 14.	Compensating Balances

The Corporation is required to maintain certain compensating balances with its correspondent banks to cover processing costs and service charges.  The balances with these correspondent banks may exceed federally insured limits, which management considers to be a normal business risk.  Required compensating balances were $ 125,000 at December 31, 2001 and 2000.

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

Fulton County National Bank and Trust Company, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency.  Retained earnings available for the payment of dividends without approval of the Comptroller amounted to $ 3,207,341, $ 3,198,758, and
$ 3,150,211 at December 31, 2001, 2000, and 1999, respectively.  The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.  Under capital adequacy guidelines, the Corporation is required to maintain minimum capital ratios.  The "leverage ratio", which compares capital to adjusted total balance sheet assets is required to be at least 3%.  "Tier I" and "Tier II" capital ratios compare capital to risk-
weighted assets and off-balance sheet activity.  The Tier I ratio is required to be at least 4%.  The combined Tier I and Tier II ratio is required to be at least 8%.

At December 31 the Corporation's actual ratios and required levels were as follows:



- - - - Actual - - - -

Required
2001
2000
Leverage (total capital/total assets)
3.0%
10.6%
10.2%
Tier 1 (Tier 1 core capital/risk weighted assets)
4.0%
14.0%
13.8%
Total capital (total capital plus allowance for
loan losses/risk weighted assets)
8.0%
14.8%
14.6%

As of December 31, 2001, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
There are no conditions or events since that notification that management believes have changed the
Bank's category.

Note 16.	Liabilities for Borrowed Money

At December 31, 2001 and 2000, the Corporation had an outstanding $ 15,000,000 ten year loan with
Federal Home Loan Bank of Pittsburgh.  The interest rate can increase quarterly depending on market rates based on the 3 month LIBOR plus .1%, but any change is at the discretion of the FHLB.  The rate is currently fixed at 5.93% at December 31, 2001 and 2000 and is payable monthly.  The loan matures on July 12, 2010.

The Corporation has established credit at Federal Home Loan Bank (FHLB) of Pittsburgh to improve liquidity.  The Corporation may borrow up to approximately $ 41 million from FHLB under the terms of certain commitment agreements, less any borrowings outstanding.  The rates and terms of the commitments are flexible and are not fixed until the funds are withdrawn, but funds may not be borrowed for more than one year. Borrowings were $ 2,325,000 and $ 5,000,000 at December 31,
2001 and 2000, respectively.  The variable interest rate was 2.10% and 6.64% at December 31, 2001 and 2000, respectively, and can change daily based on FHLB's cost of funds.  Collateral for the borrowings consists of certain investments and mortgages approximating $ 42 million at December
31, 2001.

Note 17.	Real Estate Owned Other Than Premises

Real estate owned other than premises consisted of a rental property in St. Thomas, PA which was carried at depreciated cost of $ 83,341 and $ 86,610 at December 31, 2001 and 2000, respectively.
The rental property was originally purchased for expansion purposes, but the Bank entered into a sales contract in January 2002 to sell the property.






Note 18.	Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments under Statement on Financial
Accounting Standards (SFAS) No. 107, Disclosure About Fair Value of Financial Instruments were as follows at December 31, 2001 and 2000:


Carrying Amount
Fair Value

(000 Omitted)

2001
2000
2001
2000
FINANCIAL ASSETS




Cash and due from banks
$    5,529
$    4,276
$    5,529
$   4,276
Securities available for sale
30,799
23,391
30,799
23,391
Other bank stock
1,101
1,252
1,101
1,252
Loans receivable (net)
103,656
102,058
103,875
101,361
Accrued interest receivable
903
965
903
965





FINANCIAL LIABILITIES




Time certificates
74,322
64,747
70,020
65,022
Other deposits
42,716
40,385
42,716
40,385
Accrued interest payable
425
502
425
502
Other borrowed funds
17,325
20,000
18,250
20,000






Note 19.	Deferred Compensation and Other Benefit Programs

The Bank has adopted several benefit programs, some of which result in the deferral of payments for services rendered:

(1)	The Supplemental Executive Retirement Plan - This Plan is funded by single premium life insurance on the CEO and certain other Corporation executives, with the Corporation as beneficiary.  Actual payments to the executives will not begin until their retirement.

(2)	The Director Emeritus Program - This plan, funded by life insurance, will allow the Corporation to reward its directors for longevity of service to the Board.  Directors who qualify would be eligible at age 75 to receive $ 4,000 annually for up to 10 years under this program.

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

As a result of these plans, the following items are recognized in the financial statements:


2001
2000
1999
Asset



Cash surrender value of life insurance
$ 4,430,903
$ 4,212,760
$ 3,028,486




Liabilities



Supplemental executive retirement plan
501,946
352,031
258,920
Deferred directors fees liability
219,808
171,344
126,055





Income



Earnings on cash surrender value of life
insurance
249,418
197,110
160,185
Death benefits received from insurance policies
0
0
113,576



Note 19.	Deferred Compensation and Other Benefit Programs (Continued)


2001
2000
1999




Expenses



Life insurance expense
$ 31,276
$ 32,836
$ 27,948
Supplemental executive retirement expense
149,915
93,111
85,827
Deferred directors fees
50,148
46,974
43,047
Director emeritus fees
12,000
12,000
12,003
Death benefits paid to beneficiaries
1,685
857
12,099

Note 20.	Concentrations of Credit Risk

The Corporation grants agribusiness, commercial and residential loans to customers primarily in
Fulton County, Pennsylvania and adjoining counties in Pennsylvania and Maryland.  Although the
Corporation has a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector (approximately 20% of loan portfolio).

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

Note 21.	Prior Period Adjustments

During the year ended December 31, 2001, changes were made to the Corporation's retained earnings to correct errors in the accounting of the amortization and accretion of premiums and discounts on certain investments purchased from 1997 to 2000.  The changes had no effect on reported investments, total assets, or total stockholders' equity.  The prior year financial statements have been restated as follows to reflect the effects of the amortization on each year:


As originally
reported
Change
As restated
Retained earnings:



12/31/98
$ 10,035,342
($    44,320)
$   9,991,022
12/31/99
11,076,084
(      73,602)
11,002,482
12/31/00
12,121,797
(    104,145)
12,017,652
Accumulated other comprehensive income (loss)



12/31/98
82,605
44,320
126,925
12/31/99
(      683,467)
73,602
(       609,865)
12/31/00
(      188,154)
104,145
(         84,009)
Interest and dividends on preferred stock:



1999
294,715
(      44,366)
250,349
2000
313,952
(      46,278)
267,674
Income taxes:



1999
395,115
(      15,084)
380,031
2000
465,520
(      15,735)
449,785
Net Income



1999
1,466,442
(      29,282)
1,437,160
2000
1,470,314
(      30,543)
1,439,771


FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

SELECTED FIVE-YEAR FINANCIAL DATA



2001
2000
1999
1998
1997
Income (000 omitted)






Interest income
$ 10,184
$   9,992
$   8,759
$   8,148
$   7,875
Interest expense
5,432
5,210
4,325
4,151
4,036
Provision for loan losses
         15
         45
       195
       185
         20
Net interest income after provision
for loan losses
4,737
4,737
4,239
3,812
3,819
Securities gains (losses)
57
6
6
4
3
Other operating income
582
516
583
718
470
Other operating expenses
    3,450
    3,370
    3,011
    2,745
    2,626
Income before income taxes
1,926
1,889
1,817
1,789
1,666
Applicable income tax
       440
       450
       380
       391
       376
Net income
$   1,486
$   1,439
$   1,437
$   1,398
$   1,290






Per share amounts are based on following weighted averages:

2001 - 492,747
1999 - 495,000
1997 - 495,000
2000 - 494,054
1998 - 495,000


Income before income taxes
$   3.91
$   3.82
$   3.67
$   3.61
$   3.37
Applicable income taxes
..89
..91
..77
..79
..76
Net income
3.02
2.91
2.90
2.82
2.61
Cash dividend paid
..95
..86
..86
..72
..70
Book value
30.94
28.75
25.76
25.21
23.04

Year-End Balance Sheet Figures (000 omitted)
Total assets
$ 150,855
$ 140,480
$ 128,478
$ 119,649
$
105,770
Net loans
103,656
102,058
90,995
80,214
70,416
Total investment securities
31,899
24,643
24,436
29,183
25,922
Deposits-noninterest bearing
13,486
13,025
12,354
11,553
8,159
Deposits-interest bearing
103,552
92,107
90,957
87,788
 82,062
Total deposits
117,038
105,132
103,311
99,341
90,221
Liabilities for borrowed money
17,325
20,000
11,475
7,100
3,470
Total stockholders' equity
15,244
14,204
12,753
12,479
 11,407






Ratios (includes net unrealized gain/loss on AFS securities)






Average equity/average assets
10.17%
9.82%
10.36%
10.60%
10.29%
Return on average equity
10.12%
10.94%
11.19%
11.88%
11.84%
Return on average assets
1.03%
1.07%
1.16%
1.26%
1.22%








FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CHANGES IN INCOME AND EXPENSE - 2001 AND 2000

	The schedule below reflects comparative changes in income and expense included in the Consolidated
Statements of Income for 2001 and 2000 together with changes in asset and liability volumes associated with these income and expense items.



2001 Compared to 2000
2000 Compared to 1999

Average
Volumes
Income/Expense
Average
Volumes
Income/Expense
($ 000 omitted)
$
%
$
%
$
%
$
%
Loans
6,976
7.1
79
..9
10,150
11.5
1,183
16.1
Investment securities
708
2.8
63
4.3
(      882)
(   3.4)
47
3.2
Other investments
   1,441
1974.0
     50
1200.5
        55
305.6
        3
418.6
Total
   9,125
7.4
   192
1.9
   9,323
8.2
 1,233
14.1









Interest/borrowed funds
476
3.0
4
..4
4,109
34.8
374
64.2
Interest bearing demand
deposits
788
7.7
(    18)
(   8.3)
482
5.0
19
9.4
Savings deposits
(1,727)
(   9.3)
(  119)
( 24.7)
(  2,445)
(   11.6)
(     71)
(   12.8)
Time deposits
   9,103
14.5
   355
10.0
   6,428
11.4
   563
18.8
Total
   8,640
8.9
   222
4.1
   8,574
8.7
   885
20.5









Net interest income


(    30)
(     .6)


348
7.8
Provision for loan losses


(    30)
5.4


(   150)
(   76.9)
Net interest income after
provision for loan
losses


       0
0.0


   498
11.7









Security transactions


51
850.0


0
0.0
Other operating income


     66
12.8


(     66)
(  11.4)
Income before operating
expense


   117
2.2


   432
8.9
Salaries & employee
benefits


51
3.4


195
14.8
Occupancy & equipment
expense


1
..1


81
12.5
FDIC insurance premiums


(    1)
(   4.8)


10
84.9
Other operating expenses


29
2.6


74
7.1
Total operating
expenses


   80
2.4


   360
11.9









Income before income
taxes


37
2.0


72
4.0
Applicable income taxes


(   10)
(   2.2)


     70
17.8
Net income


   47
3.3


       2
..1









FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA

	The unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:



2001
2000
($ 000 omitted except
per share)
Quarter Ended
Quarter Ended

Mar. 31
June 30
Sept. 30
Dec. 31
Mar. 31
June 30
Sept. 30
Dec. 31









Interest income
$ 2,565
$ 2,552
$ 2,565
$ 2,502
$ 2,344
$ 2,457
$ 2,573
$ 2,618
Interest expense
   1,385
   1,373
   1,376
   1,298
   1,165
   1,240
   1,377
   1,428
Net interest income
1,180
1,179
1,189
1,204
1,179
1,217
1,196
1,190
Provision for loan losses
       15
         0
         0
         0
       15
       15
       15
         0
Net interest income after
provision for loan
losses
1,165
1,179
1,189
1,204
1,164
1,202
1,181
1,190
Securities gains (losses)
9
17
0
31
0
5
2
(       1)
Other income
130
142
136
174
107
119
124
166
Other expenses
     858
     854
     871
     867
     850
     803
     866
     851
Operating income
before income taxes
446
484
454
542
421
523
441
504
Applicable income taxes
     113
     108
       95
     124
       96
     136
     102
     116
Net income
$   333
$   376
$   359
$   418
$   325
$   387
$   339
$   388



























Net income applicable to
common stock








Per share data:








Net income
$   .68
$   .76
$   .73
$   .85
$   .65
$   .78
$   .69
$   .79





















FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES


($ 000 omitted)
2001
2000
1999
1998
1997
LOANS





Lines of credit
$ 3,301
$  3,024
$     2,921
$    3,332
$     3,290
Tax free
1,039
785
846
1,281
2,201
Commercial
23,363
21,292
18,413
14,203
13,966
Mortgage
60,964
54,534
48,070
40,916
35,415
Consumer
   16,361
   18,417
     17,652
    15,878
     13,299
Total loans
 105,028
   98,052
     87,902
    75,610
     68,171






INVESTMENT SECURITIES
(at amortized cost)





U.S. Government
0
0
0
0
0
U.S. Government agencies
10,156
10,210
8,465
5,863
6,931
State & municipal
2,817
3,997
5,903
5,793
5,090
Mortgage-backed securities
3,751
4,532
5,988
9,324
13,861
FNMA & FHLMC preferred stock
7,309
5,204
4,932
4,701
2,432
Corporate bonds
814
262
0
0
0
Other
      1,067
      1,001
           800
          577
         392
Total investment securities
    25,914
    25,206
      26,088
     26,258
    28,706






OTHER SHORT-TERM INVESTMENTS





Federal funds sold
      1,514
           73
           18
          343
         255






TOTAL EARNING ASSETS
   132,456
   123,331
   114,008
   102,211
     97,132






TOTAL ASSETS
$ 144,384
$ 134,004
$ 123,985
$ 111,002
$ 105,864






Percent increase - earning assets
7.4%
8.2%
11.5%
5.3%
4.8%






DEPOSITS





Interest-bearing demand (NOW)
$   10,992
$   10,204
$   16,951
$   16,779
$  15,528
Savings (MMA & sav.)
16,891
18,618
13,834
13,616
13,816
Time
    71,974
    62,871
    56,443
     54,621
   53,738
Total interest-bearing deposits
    99,857
    91,693
    87,228
     85,016
   83,082






OTHER BORROWINGS





Federal funds purchased
108
118
70
622
276
Liabilities for borrowed money
    16,281
    15,795
    11,734
      3,804
     1,838

    16,389
    15,913
    11,804
     4,426
     2,114






TOTAL INTEREST-BEARING





  LIABILITIES
  116,246
  107,606
   99,032
   89,442
   85,196









FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES (CONTINUED)


2001
2000
1999
1998
1997
AVERAGE RATES EARNED






%
%
%
%
%
Loans





Commercial
7.28
9.21
8.32
9.23
9.11
Mortgage
8.19
8.24
8.01
8.61
8.67
Consumer
9.07
8.97
8.74
8.77
8.89
Tax free
5.54
5.48
5.53
5.82
5.62
Lines of credit
7.87
9.55
8.35
8.81
9.19
Total
8.17
8.60
8.37
8.72
8.73






Investment Securities





U.S. Government
0.00
0.00
0.00
0.00
0.00
U.S. Government agencies
5.79
6.22
6.05
5.95
6.17
State & municipal
4.79
4.99
4.94
4.93
5.00
Mortgage-backed securities
6.09
6.34
5.44
5.50
6.46
Corporate bonds
7.12
7.51
0.00
0.00
0.00
Other
6.38
5.82
5.34
5.31
6.52
Total
5.96
5.88
5.50
5.43
6.14






Other Short-Term Investments





Federal funds sold
3.54
5.59
4.43
5.49
5.51






Total earning assets
7.69
8.04
7.68
7.86
8.11






AVERAGE RATES PAID





Time & savings deposits
4.48
4.64
4.29
4.60
4.71
Federal funds purchased
2.43
4.87
5.05
5.57
5.61
Liabilities for borrowed money
5.89
6.03
4.91
5.32
5.68






Total interest-bearing liabilities
4.67
4.84
4.37
4.64
4.74
















MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

	The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.

	OPERATING RESULTS

	Net income was $ 1,486,000 for 2001, compared to $ 1,439,000 for 2000, representing an increase of
$ 47,000, or 3.3%.  Net income on an adjusted per share basis for 2001 was $ 3.02, up $ .11 from the $ 2.91 per share realized during 2000.

	Interest income for 2001 was $ 10,184,000, up $ 192,000, or 1.9% more than 2000.  The increase was due primarily to higher average balances of loans in 2001, which typically produce higher yields than investments, compared to 2000.

	Average earning assets increased 7.4% and 8.2% in 2001 and 2000, respectively.  Average loans, which typically produce higher yields than investments, increased 7.1% in 2001.  Net loans at December 31,
2001 stood at $ 103,656,000 compared to $ 102,058,000 as of December 31, 2000, an increase of 1.6%.
Average investment securities increased 2.8% in 2001, with the increase concentrated in FNMA/FHLMC preferred stock and corporate bonds, while mortgage-backed securities, obligations of state and political subdivisions, and U.S. Government Agency securities decreased.

	Total interest expense was $ 5,432,000 for 2001, an increase of $ 222,000, or 4.3% from the
$ 5,210,000 for 2000.  Average time deposits, which pay higher yields, increased 14.5% in 2001.  Interest-
bearing deposits stood at $ 103,552,000 at December 31, 2001 compared with $ 92,107,000 as of December 31,
2000, an increase of 12.4%.  Average interest-bearing demand deposits increased 7.7%, while average savings deposits decreased 9.3%.  Average borrowed funds increased 3.0%.

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

	Net interest income for 2001 totaled $ 4,752,000, down 0.6% from 2000.  Management continuously monitors liquidity and interest rate risk through its Asset-Liability Committee reporting and reprices products to maintain a desired net interest margin.

	Other income represents service charges on deposit accounts, commissions on loan insurance, fees for travelers' checks and other services, safe deposit box rents, fees for trust services, securities gains (losses), gains
(losses) on sales of other real estate owned, and earnings on cash surrender value of directors and officers life insurance.

	Other income increased $ 117,000 from 2000 to 2001.  The increase in 2001 resulted primarily from a
$ 52,000 increase in earnings on cash surrender value of directors and officers life insurance and a $ 51,000 increase in securities gains .

	The noninterest expenses are classified into four main categories:  salaries, fees and employee benefits; occupancy expenses and furniture and equipment expenses that include depreciation, maintenance, utilities, taxes, insurance and rents; FDIC insurance premiums; and other operating expenses that include all other expenses incurred in daily operations.


	Employee related expenses increased 3.4% and 14.8% for 2001 and 2000, respectively, primarily due to the addition of personnel to staff two branch offices opened in July and November 1999, and merit pay increases.  Occupancy and furniture and equipment expenses increased 0.1% and 12.5% in 2001 and 2000, respectively.  The increases in 2000 were due primarily to increased depreciation and building maintenance costs and expense associated with the addition of two new full-service banking facilities during 1999.  Other operating expenses increased 2.5% and 7.9%, respectively in 2001 and 2000, respectively, primarily due to increases in advertising, printing and supplies, shares tax and other overhead expenses.

	Applicable income taxes changed between 1999, 2000 and 2001 because of changes in pretax accounting income and taxable income.  The effective income tax rate for 2001 was 22.8% compared to 23.8%
and 20.9% for 2000 and 1999, respectively.  The decrease in the effective income tax rate for 2001 was due primarily to increases in the dividends received deduction for FNMA and FHLMC preferred stock and nontaxable income related to the increase in the cash surrender value of directors and officers life insurance benefit which was partially offset by a decrease in tax exempt interest on obligations of state and political subdivisions.  The 2000 increase was due primarily to a decrease in tax-exempt interest on obligations of state and political subdivisions, and the 1999 non-recurring receipt of nontaxable director life insurance benefits.

	FINANCIAL CONDITION

	Total assets at December 31, 2001 were $ 150,855,000, a 7.4% increase over December 31, 2000. Net loans at December 31, 2001 totaled $ 103,656,000, an increase of 1.6% over December 31, 2000.

	The provision for loan losses was $ 15,000 in 2001 compared to $ 45,000 in 2000.  The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions.  The Corporation's history of net charge-offs has traditionally been better than peer group performance with an average rate of less than .10% of average loans outstanding over the past five years.
Though this trend is expected to continue, management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

	Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):


90 Days or More
Nonaccrual Status

Past Due


2001
2000
2001
2000





Loans secured by real estate
$ 567
$ 479
$ 269
$ 0
Personal loans
48
29
 0
0
Commercial and other loans
  307
       41
     20
   0
     Total
$ 922
$ 549
$ 289
$ 0





	Total deposits increased to $ 117,038,000 at December 31, 2001 compared with $ 105,132,000 at
December 31, 2000.  Noninterest bearing deposits and interest-bearing deposits increased 3.5% and 12.4%, respectively.







	Stockholders' equity reached $ 15,244,000 at December 31, 2001 for a 7.3% increase over the prior year.  Accumulated earnings for 2001 were partially offset by dividends declared and paid of $ 468,000.  Total stockholders' equity represented 10.1% of total assets at the end of 2001 and 2000.  Cash dividends of $ .95 and
$ .86 per share were paid in 2001 and 2000, respectively.  It is the intention of management and the Board of
Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

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


Due
0 - 30 Days
Due
31 - 90
Days
Due
 91 - 180
Days
Due
181 - 360
Days
Due
After
1 Year
Total
Rate Sensitive Assets






Investment securities
$   4,530
$        0
$   4,628
$   2,992
$ 18,744
$   30,894
Real estate, commercial and
consumer loans
     7,186
   9,850
   13,471
   14,392
   59,602
   104,501

$ 11,716
$ 9,850
$ 18,099
$ 17,384
$ 78,346
$ 135,395







Rate Sensitive Liabilities






Short-term borrowings
$   2,325
$        0
$        0
$        0
$        0
$     2,325
Long-term borrowings
0
0
0
3,750
11,250
15,000
Certificates of deposit over
$ 100,000
7,818
4,871
2,669
7,623
2,254
25,235
Other certificates of deposit
9,880
4,681
10,199
14,773
9,554
49,087
Money market deposit accounts
392
588
980
980
980
3,920
Other interest-bearing deposits
     1,264
     3,797
     3,797
     3,797
   12,655
     25,310

$ 21,679
$ 13,937
$ 17,645
$ 30,923
$ 36,693
$ 120,877







Cumulative GAP
($  9,963)
($ 14,050)
($ 13,596)
($ 27,135)
$ 14,518


	Loan rates have significantly decreased over the past twelve months.  Based on current economic indicators and predictions, management anticipates that interest rates will increase slightly over the first half of
2002 and will continue to slowly increase over the remainder of the year.  As a result, management has assessed probabilities to each time period and proportionately included variable rate loans in rate sensitive assets of one year or less.



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

	CAPITAL FUNDS

	Internal capital generation has been the primary method utilized by Fulton Bancshares Corporation to increase its capital stock.  Stockholders' equity exceeded $ 15.2 million at December 31, 2001.  Regulatory authorities have established capital guidelines in the form of the "leverage" and "risk-based capital" ratios.  The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-
weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks.  A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimums at
December 31 is as follows:


Fulton Bancshares
Corporation
Regulatory
Minimum
Requirements

2001
2000





Leverage ratio
10.6%
10.2%
3%




Risk-based capital ratio



Tier I (core capital)
14.0%
13.8%
4%
Combined Tier I and Tier II



  (core capital plus allowance



  for loan losses)
14.8%
14.6%
8%

	Fulton Bancshares Corporation has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines and industry averages.  Certain ratios are useful in measuring the ability of a company to generate capital internally.

	The following chart indicates the growth in equity capital for the past three years.


2001
2000
1999
Equity capital at December 31
  ($ 000 omitted)




$ 15,244
$ 14,204
$ 12,753
Equity capital as a percent of assets
  at December 31




10.10%
10.11%
9.93%
Return on average assets
1.03%
1.07%
1.16%
Return on average equity
10.12%
10.94%
11.19%
Cash dividend payout ratio
31.50%
29.45%
29.62%

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


- - - - - - - - - - - - - - - - - Principal/Notional Amount Maturing In - - - - - - - - - -
(In millions)








Rate sensitive assets
2002
2003
2004
2005
2006
Thereafter
Total
Fair
Value









Fixed rate loans
$ 7,051
$ 4,966
$ 4,051
$ 3,393
$ 2,739
$ 22,192
$ 44,392
$ 44,611
Average interest rates
8.82%
8.98%
8.99%
8.74%
8.61%
8.41%
8.65%










Variable rate loans
18,521
2,199
2,091
2,164
4,551
30,583
60,109
60,109
Average interest rates
5.51%
6.80%
7.03%
7.06%
7.37%
7.25%
6.73%










Fixed rate securities
9,756
5,721
500
3,499
3,300
4,656
27,432
27,336
Average interest rates
6.00%
5.26%
5.50%
4.87%
5.39%
5.16%
5.48%










Variable rate securities
570
364
250
185
140
3,055
4,564
4,564
Average interest rates
5.09%
5.09%
5.09%
5.09%
5.09%
5.14%
5.12%



















Rate sensitive liabilities

















Noninterest-bearing
checking
1,349
1,214
1,092
983
885
7,963
13,486
13,486
Average interest rates
N/A
N/A
N/A
N/A
N/A
N/A
N/A










Savings and interest- bearing
checking
3,825
3,145
2,631
2,234
1,920
15,475
29,230
29,230
Average interest rates
1.13%
1.13%
1.13%
1.13%
1.13%
1.13%
1.13%










Time deposits
15,629
13,658
10,712
8,187
6,534
19,602
74,322
70,020
Average interest rates
4.31%
5.04%
4.72%
5.35%
4.57%
4.57%
4.41%










Variable rate borrowings
2,325




15,000
17,325
18,250
Average interest rates
2.10%




5.93%
5.41%












	FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

		Financial Accounting Standards Board (FASB) issued Statement No. 133 as amended by SFAS
No. 138, Accounting For Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000.  This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value.  If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation.
 The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in fair value of the item being hedged.  Depending on the type of hedge, such recognition will be either net income or other comprehensive income.  For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change.  Management has evaluated the impact of adopting this Statement on the consolidated financial statements, and does not anticipate that it will have a material impact.

		In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities."  This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  It replaces previously issued statement No. 125.  Statement No. 140 revises accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but otherwise carries over most of Statement No. 125's provisions without reconsideration.  Statement No. 140 is effective for transfers, servicing and extinguishments occurring after March 31, 2001.  Management has evaluated  the impact of this statement, and does not anticipate that it will have material impact.

	Financial Accounting Standards Board (FASB) Standard 142, which is effective for years beginning after December 15, 2001, addresses the financial accounting reporting for acquired goodwill and other intangible assets.  It does not address intangibles acquired as part of business combinations which is addressed by FASB 141.  This statement also addresses how goodwill and intangibles are accounted for after they have been initially recognized.  Management is currently evaluating the impact this statement would have on the consolidated financial statements when adopted, but does not anticipate that it will have a material impact.

	STOCK MARKET ANALYSIS AND DIVIDENDS

	The Corporation's common stock is traded inactively in the over-the-counter market.  As of
December 31, 2001 the approximate number of shareholders of record was 525.


Market
Price
Cash
Dividend
Market
Price
Cash
Dividend

2001
2000





First Quarter
$ 31.00
..20
$ 51.00
$ .18
Second Quarter
33.00
..20
40.00
..18
Third Quarter
33.00
..25
37.00
..23
Fourth Quarter
33.50
..30
34.125
..27






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


                                                Exhibit 23.1

INDEPENDENT AUDITOR'S CONSENT


Board of Directors and Shareholders
Fulton Bancshares Corporation


	We consent to the incorporation by reference in registration statements (Form SB-2 No. 33-85626) of Fulton Bancshares
Corporation of our report dated February 11, 2002, appearing in this annual report on Form 10-K of Fulton Bancshares Corporation for the year ended December 31, 2001.





						/S/SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 20, 2002







EX-27

9


12-MOS
DEC-31, 2001
DEC-31, 2001
5,529
0
0
0
0
30,799
30,799
104,501
845
150,855
117,038
2,325
1,248
15,000
0
0
309
14,935
150,855
8,585
1,546
54
10,185
4,471
5,433
4,752
57
3,451
1,926
1,486


1,486
3.02
3.02
3.59
289
922
0
0
847
34
17
845
845
0
0










14

44
46

5
7
- 8 -
- 33 -