Form 10-Q
period 2002-03-31
FULTON BANCSHARES CORP
filed 2002-05-14
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002
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
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at April 29, 2002
(Common stock, .625 par value)                   492,770











FULTON BANCSHARES CORPORATION

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - March 31, 2002
	  and December 31, 2001	4
	Condensed consolidated statements of income - three months
	  ended March 31, 2002 and 2001	5
	Condensed consolidated statements of comprehensive income -
	  three months ended March 31, 2002 and 2001	6
	Condensed consolidated statements of cash flows - three
	  months ended March 31, 2002 and 2001	7
	Notes to condensed consolidated financial statements	8 - 10

	Management's discussion and analysis of financial
	  condition and results of operations	11 - 14

PART II - OTHER INFORMATION	16

	Signatures	17

	Exhibits		19



PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




March 31,
2002
(Unaudited)
December 31,
2001*

(000 Omitted)
ASSETS


Cash and due from banks
$   5,708
$   5,529
Available-for-sale securities
29,855
30,799
Federal Reserve, Atlantic Central Bankers
Bank, Federal Home Loan Bank, at cost
which approximates market
1,051
1,101
Loans, net of allowance for loan losses
103,151
103,656
Bank building, equipment, furniture &
fixtures, net
3,795
3,674
Other real estate owned
324
83
Accrued interest/dividends receivable
1,067
903
Cash surrender value of life insurance
4,485
4,431
Other assets
      691
      679
Total assets
$ 150,127
$ 150,855
LIABILITIES


Deposits:


Noninterest-bearing deposits
$  15,500
$  13,486
Interest-bearing deposits:


Savings deposits
28,165
29,230
Time deposits
   72,156
   74,322
Total deposits
115,821
117,038
Accrued interest payable
302
425
Other borrowed money
17,700
17,325
Other liabilities
      900
      823
Total liabilities
  134,723
  135,611
STOCKHOLDERS' EQUITY


Capital stock, common, par value - $ 0.625;
4,000,000 shares authorized; 492,770
shares issued and outstanding, at
March 31, 2002 and December 31, 2001
310
310
Surplus
2,051
2,051
Retained earnings
13,362
13,036
Net unrealized gains/(losses) available -
for-sale securities
(      229)
(       63)
Treasury stock:  2,230 shares, , at cost
(       90)
(       90)
Total stockholders' equity
   15,404
   15,244
Total liabilities and
stockholders' equity
$ 150,127
$ 150,855



*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)



2002
2001

(000 Omitted)
Interest & Dividend Income
$    1,932
$    2,235
Interest & fees on loans


Interest & dividends on investment
securities:


U.S. Government securities
178
192
Obligations of state & political
subdivisions
26
44
Other interest & dividend income
       307
        94
Total interest & dividend income
2,443
2,565
Interest Expense


Interest on deposits
833
1,112
Interest on other borrowed money
       231
       273
Total interest expense
     1,064
     1,385



Net interest income before
provision for loan losses
1,379
1,180
Provision for loan losses
        15
        15



Net interest income after provision for
loan losses
1,364
1,165



Other Income


Service charges on deposit accounts
43
43
Other fee income
46
31
Other noninterest income
67
56
Securities gains (losses)
         1
         9
Total other income
157
139
Other Expense


Salaries and employee benefits
448
405
Fixed asset expenses (including
depreciation)
187
185
FDIC insurance premiums
5
5
Other noninterest expenses
       296
        263
Total other expenses
936
858



Net income before income taxes
585
446
Applicable income taxes
       151
        113
Net income
$      434
$       333
Weighted average number of shares
outstanding
492,770
492,745



Net income per share
$      .88
$      .68
Cash dividends declared per share
..22
..20


The accompanying notes are an integral part of these condensed financial statements.



FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)




2002
2001



Net income
$ 434
$ 333



Unrealized gain (loss) on investments
available for sale, net of tax
(  166)
97



Reclassification adjustment for gains
(losses) included in net income
    1
    9



Comprehensive income
$ 269
$ 439



































The accompanying notes are an integral part of these condensed financial statements.


FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001
(UNAUDITED)



2002
2001
Cash flows from operating activities:


Net income
$   434
$   333
Adjustments to reconcile net income to net
cash provided by operating activities:


Depreciation and amortization
80
90
Provision for loan losses
15
15
Other - Net
(    190)
(    87)
Net cash provided by operating activities
    339
   351



Cash flows from investing activities:


Purchase of investment securities -
Available-for-sale
(  3,797)
(   500)
FHLB stock redemption
50
0
Sales of available-for-sale securities
601
703
Maturities of available-for-sale securities
3,889
5,318
Net (increase) decrease in loans
248
( 1,745)
Purchases of & deposits on bank premises and
equipment - net
(    201)
(    49)
Net cash provided (used) by investing
activities
    790
 3,727



Cash flows from financing activities:


Net increase (decrease) in deposits
(  1,217)
232
Dividends paid
(    108)
(    98)
Net increase (decrease) in other borrowed money
    375
( 5,000)
Net cash provided (used) by financing
activities
(    950)
( 4,866)



Net increase (decrease) in cash and cash
equivalents
179
(   788)



Cash and cash equivalents, beginning balance
  5,529
  4,276



Cash and cash equivalents, ending balance
$ 5,708
$ 3,488



Supplemental disclosure of cash flows
information:


Cash paid during the period for:


Interest
$   956
$ 1,130
Income taxes
52
3



Supplemental schedule of noncash investing and financing activities:


Change in net unrealized gain on investments
available for sale (net of deferred taxes)
(    166)
106
Transfer to OREO
(    242)
     0


The accompanying notes are an integral part of these condensed financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)
Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.	Basis of Presentation

The financial information presented at and for the three months ended March 31, 2002 and 2001 is unaudited. Information presented at December 31, 2001 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the Corporation does not anticipate any losses as a result of these transactions.

Note 6.	Earnings Per Share of Common Stock

Earnings per share of common stock were computed based on an average of 492,770 shares for the quarter ended March 31, 2002 and 492,745 shares for the quarter ended March 31, 2001.

Note 7.	Investment Securities

The carrying amounts of investment securities and their approximate fair values at March 31, 2002 were as follows:






Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
(Losses)
Fair Value

Debt securities available for sale:

FNMA/FHLMC non -
cumulative
preferred stocks
$ 10,466,727
$ 67,791
($ 248,398)
$ 10,286,120
State & municipal
securities
2,293,477
24,443
(   92,343)
2,225,577
U.S. Government
agencies
12,500,000
35,690
(  143,977)
12,391,713
Mortgage-backed
securities
3,812,165
11,821
(   28,699)
3,795,287
Corporate bonds
996,989
37,080
(    2,869)
1,031,200
Equity securities
     132,000
    3,700
(   11,000)
     124,700

$ 30,201,358
$ 180,525
($ 527,286)
$ 29,854,597





There were no securities categorized "Held-to-maturity" or "Trading" at March 31, 2002.

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



















































FULTON BANCSHARES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

	Net after tax income for the first quarter of 2002 was $ 434,000 compared to $ 333,000 for the same period in 2001, representing an increase of 30.3%. Net income on an adjusted per share basis for the first three months of 2002 was $ .88 compared to $ .68 per share realized during the first quarter of 2001.

INTEREST INCOME

	Interest income for the first quarter of 2002 was $ 2,443,000 compared to $ 2,565,000 as of March 31, 2001, for a decrease of $ 122,000, or 4.8%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments and a higher average balance of investments, which typically produce lower yields than loans, in 2002 compared to the same period in 2001. Management expects average rates earned to increase slowly over the rest of 2002.

INTEREST EXPENSE

	Interest expense for the quarter ended March 31, 2002 was $ 1,064,000, a decrease of $ 321,000, or 23.2% over the $ 1,385,000 incurred for the same period in 2001. The decrease was due primarily to a decrease in interest rates paid on deposits and short-term borrowings. Management expects average rates paid to increase slowly over the rest of 2002.

NET INTEREST MARGIN

	The net interest margin for the first quarter of 2002 was 4.10% compared with 3.79% for the first quarter of 2001.
Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

	Noninterest income for the first three months of 2002 increased 12.9% over the same period in 2001. Service charges on deposits were $ 43,000 for the first quarter of 2002 and 2001. Other fee income increased 48.4% primarily as a result of instituting ATM surcharges. Other noninterest income increased 19.6% primarily because of increased earnings on cash surrender value of director/officer life insurance. Securities gains of $ 1,000 and $ 9,000 were reported during the first quarter of 2002 and 2001, respectively.



NONINTEREST EXPENSES

	Noninterest expenses for the first quarter of 2002 were $ 936,000, an increase of 9.1% over the $ 858,000 reported for the same period of 2001. Salaries and employee-related expenses were up 10.6% over the first quarter of 2001 primarily due to the addition of personnel to staff a branch office opened in early February 2002 and merit pay increases. Fixed asset expenses increased 1.1% primarily due to the expenses associated with the addition of this new full-service banking facility, which were partially offset by reduced depreciation expense on assets that became fully depreciated at the end of 2001. Other operating expenses increased 12.5% primarily due to increases in advertising, OCC assessments, data processing, printing and supplies, and other overhead expenses.

INCOME TAXES

	The income tax provision for the first quarter of 2002 was $ 151,000 compared to $ 113,000 for the same period in 2001. The effective income tax rate for the first three months of 2002 was 25.8% compared to 25.3% for 2001.

PROVISION FOR LOAN LOSSES

	A $ 15,000 provision for loan losses was made for the first three months of 2002 and 2001. The provisions were based on management's evaluation of the reserve for possible loan losses at March 31, 2002 and 2001.

	A summary of the allowance for loan losses is as follows:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In 000's)



March 31,
2002
March 31,
2001
Allowance for loan losses


Beginning of period
$ 845
$ 847



Loans charged-off during the period:


Real estate loans
0
0
Installment loans
28
0
Commercial and all other loans
    3
    0
Total charge-offs
   31
    0




Recoveries of loans previously charged-
off:


Real estate loans
0
0
Installment loans
2
13
Commercial and all other loans
    0
    1
Total recoveries
    2
   14
Net loans (charged-off) recovered
(   29)
14
Provision for loan losses charged to
operations
   15
   15
Allowance for loan losses - end of period
$ 831
$ 876




	The following shows the summary of nonperforming loans.
NONPERFORMING LOANS
(In 000's)





90 Days or More Past
Due and Still
Accruing
Nonaccrual Status

3/31/02
12/31/01
3/31/02
12/31/01
Real estate loans
$ 321
$ 567
$  29
$ 269
Installment loans
10
48
0
0
Commercial and all
other loans
    0
  307
    0
   20
   Total loans
$ 331
$ 922
$  29
$ 289





	There were no restructured loans for any of the time periods set forth above.

ASSETS

	Total assets on March 31, 2002 were $ 150,127,000 compared to $ 150,855,000, on December 31, 2001, a decrease of 0.5%.
Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on March 31, 2002 stood at $ 103,151,000, a decrease of .5% from $ 103,656,000 on December 31,
2001. The loan loss reserve at the end of the first quarter of 2002 was $ 831,000 compared to $ 845,000 at year-end 2001 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

LIABILITIES

	Total deposits decreased 1.0% to $ 115,821,000 as of March 31, 2002 compared to $ 117,038,000 at December 31, 2001. Noninterest-bearing demand deposits increased 13.0% while savings deposits and time deposits decreased 3.6% and 2.9%, respectively.

CAPITAL

	Total equity as of March 31, 2002 was $ 15,404,000 representing 10.3% of total assets, an increase of $ 160,000 from the $ 15,244,000 reported on December 31, 2001. Accumulated earnings for the first three months of 2002 were partially offset by dividends declared and paid of $ 108,000 and a $ 166,000 increase in net unrealized losses (net of deferred tax). On
July 20, 2000, the Board of Directors announced the approval of a plan to repurchase, in open market and private negotiated transactions, up to 2% of its outstanding common stock. As of March 31, 2002, the company had repurchased 2,230 shares, representing 0.45% of its outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.


REGULATORY CAPITAL

	The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at March 31, 2002 is as follows:



Fulton
Bancshares
Regulatory
Minimum

Corporation
Requirements
Leverage ratio
10.6%
4.0%
Risk based capital ratios:


Tier I (core capital)
14.4%
4.0%
Combined tier I and tier II (core capital
plus allowance for loan losses)
15.2%
8.0%


The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.


BALANCE SHEET ANALYSIS
(In 000's)

Balance Sheets Condensed
Average

First
Quarter 2002
First
Quarter 2001
ASSETS


Federal funds sold
$      12
$       6
Securities available for sale
30,938
21,142
Other investments
1,046
1,252
Loans
  103,698
  104,209
Total interest-earning assets
135,694
126,609
Cash and due from banks
3,668
3,321
Bank premises and equipment
3,714
3,630
All other assets
5,834
5,676
Allowance for loan losses
(      843)
(      863)
Total assets
$ 148,067
$ 138,373
LIABILITIES


Interest-bearing deposits in domestic
offices
$ 101,325
$  92,850
Federal funds purchased
10
14
Other short-term borrowings
   16,808
   18,468
Total interest-bearing liabilities
118,143
111,332
Noninterest-bearing deposits
13,554
11,875
All other liabilities
      950
      943
Total liabilities
132,647
124,150
STOCKHOLDERS' EQUITY


Common stockholders' equity
15,372
14,412
Net unrealized holding losses, net of tax
       48
(      189)
Total stockholders' equity
   15,420
   14,223
Total liabilities and
stockholders' equity
$ 148,067
$ 138,373




PART II - OTHER INFORMATION


PART II - OTHER INFORMATION




Item 1 - Legal Proceedings

	None

Item 2 - Changes in Securities

	None

Item 3 - Defaults Upon Senior Securities

	Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

	None

Item 5 - Other Information

	None

Item 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits

	(b)	Exhibit Number Referred
		to Item 601 of Regulation
		S-K		Description of Exhibit
		27	Financial Data Schedule
		97	Report of Independent Accountant
			on Interim Financial Statements


	(c)	Reports on Form 8-K
			None


SIGNATURES




		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







				/s/Clyde H. Bookheimer
				Clyde H. Bookheimer,
			President and Chief
			Executive 	Officer




Date 	April 29, 2002		/s/Doriann Hoffman
Doriann Hoffman, Vice
President (Principal
Financial 	Officer)





EX-27
ARTICLE 9 FDS FOR 10-Q

9
1,000


3-MOS
DEC-31-2002
MAR-31-2002
5,708
0
0
0
29,855
1,051
1,051
103,982
831
150,127
115,821
15,000
3,902
0
310
0
0
15,094
150,127
1,932
204
307
2,443
833
1,064
1,379
15
1
936
585
585
0
0
434
..88
..88
4.10
29
331
0
0
845
31
2
831
831
0
384






EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of March 31, 2002 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the interim periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
May 9, 2002





Page 13 of 19 pages