Form 10-Q/A
period 2002-03-31
FULTON BANCSHARES CORP
filed 2002-07-23
CIK 850626

FORM 10-Q/A

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



PART I - FINANCIAL INFORMATION


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                              March 31,  December 31,
                                                2002        2001
                                             (Unaudited)
                                                 (000 Omitted)
ASSETS
Cash and due from banks	$   5,708	$   5,529
Available-for-sale securities	   29,855	   30,799
Federal Reserve, Atlantic Central Bankers
   Bank, Federal Home Loan Bank, at cost
   which approximates market	    1,051	    1,101
Loans, net of allowance for loan losses	  103,151	  103,656
Bank building, equipment, furniture &
   fixtures, net	    3,795	    3,674
Other real estate owned	      324	       83
Accrued interest/dividends receivable	    1,067	      903
Cash surrender value of life insurance	    4,485	    4,431
Other assets	      691	      679
          Total assets	$ 150,127	$ 150,855
LIABILITIES
Deposits:
   Noninterest-bearing deposits	$  15,500	$  13,486
   Interest-bearing deposits:
      Savings deposits	    8,165	   29,230
      Time deposits	   72,156	   74,322
          Total deposits	  115,821	  117,038
Accrued interest payable	      302	      425
Other borrowed money	   17,700	   17,325
Other liabilities	      900	      823
          Total liabilities	  134,723	  135,611
STOCKHOLDERS' EQUITY
Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 492,770
   shares issued and outstanding, at
   March 31, 2002 and December 31, 2001 	      310	      310
Surplus	    2,051	    2,051
Retained earnings	   13,362	   13,036
Net unrealized gains/(losses)
   available - for-sale securities          (      229)  (       63)
Treasury stock:  2,230 shares, , at cost    (       90)  (       90)
          Total stockholders' equity	   15,404	   15,244
          Total liabilities and
             stockholders' equity	$ 150,127	$ 150,855

*  Condensed from audited financial statements

          The accompanying notes are an integral part of these condensed financial statements.


FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

                                                2002        2001
                                             (Unaudited)
                                                 (000 Omitted)
Interest & Dividend Income	$    1,932	$    2,235
   Interest & fees on loans
   Interest & dividends on investment
      securities:
      U.S. Government securities	       178	       192
      Obligations of state & political
         subdivisions	        26	        44
   Other interest & dividend income	       307	        94
           Total interest & dividend income	     2,443	     2,565
Interest Expense
   Interest on deposits	       833	     1,112
   Interest on other borrowed money	       231	       273
          Total interest expense	     1,064	     1,385

          Net interest income before
             provision for loan losses	     1,379	     1,180
Provision for loan losses	        15	        15

Net interest income after provision
   for loan losses	     1,364	     1,165

Other Income
   Service charges on deposit accounts	        43	        43
   Other fee income 	        46	        31
   Other noninterest income	        67	        56
   Securities gains (losses)	         1	         9
          Total other income	       157	       139
Other Expense
   Salaries and employee benefits	       448	       405
   Fixed asset expenses (including
      depreciation)	       187	       185
   FDIC insurance premiums	         5	         5
   Other noninterest expenses	       296	       263
          Total other expenses	       936	       858

          Net income before income taxes	       585	       446
Applicable income taxes	       151	       113
          Net income	$      434	$      333
Weighted average number of shares
   outstanding	   492,770	   492,745

Net income per share	$      .88	$      .68
Cash dividends declared per share	.22	.20

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

	March 31,   March 31,
	   2002        2001

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


REGULATORY CAPITAL
	The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at March 31, 2002 is as follows:

                                             Fulton    Regulatory
                                           Bancshares    Minimum
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

                         BALANCE SHEET ANALYSIS
                              (In 000's)
                                         Balance Sheets Condensed
                                                  Average
                                            First         First
                                        Quarter 2002   Quarter 2001
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







                                         /s/Clyde H. Bookheimer
                                         Clyde H. Bookheimer,
                                         President and Chief
                                         Executive Officer




Date  July 23, 2002                      /s/Doriann Hoffman
                                                Doriann Hoffman, Vice
                                        President (Principal
                                        Financial Officer)





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





Page 1 of 20 pages