Form 10-K/A
period 2001-12-31
FULTON BANCSHARES CORP
filed 2002-07-31
CIK 850626

FORM 10-K/A

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

Trust Company (the "Bank"), and its principal source of income has been dividends paid by the Bank.  The Company has two wholly-

owned subsidiaries - the Bank, and Fulton County Community

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

                    Loan Category
                                               Loan-to-Value
                                                   Limit
         Raw land                                   65%
         Land development                           75%
         Construction:
           Commercial, multifamily, and             80%
            other nonresidential
           1 to 4-family residential                85%
         Improved property                          85%
         Owner-occupied 1 to 4 family and           90%
           home equity

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

FDICIA

      Capital Categories

          In December of 1991 the Federal Deposit Insurance

Corporation Improvement Act of 1991 ("FDICIA") became law.  Under

FDICIA, institutions must be classified, based on their risk-

based capital ratios into one of five defined categories, as illustrated below:

                        Total     Tier 1    Tier 1   Under a
                        Risk-     Risk-    Leverag   Capital
                        Based     Based    e Ratio   Order or
                        Ratio     Ratio             Directive
CAPITAL CATEGORY
Well capitalized         10.0         6.0     5.0        No
Adequately
 capitalized              8.0         4.0     4.0*
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

Important Factors relating to Forward Looking Statements

          The Private Securities Litigation Reform Act of 1995

provides a "safe harbor" for forward-looking statements to

encourage companies to provide prospective information about their companies without fear of litigation so long as those

statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements.  In connection with certain

statements made in this report and those that may be made in the future by or on behalf of the Company which are identified as forward-looking statements, the Company notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-

looking statement.  Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

                           Market      Cash     Market     Cash
                           Price     Dividend    Price   Dividend
                                 2001                 2000
First Quarter              $ 31.00    $ .20      $ 51.00    $ .18
Second Quarter               33.00      .20        40.00      .18
Third Quarter                33.00      .25        37.00      .23
Fourth Quarter               33.50      .30       34.125      .27

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

  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest Rates and Interest Differential Tax Equivalent Yields
                        Years Ended December 31

	ASSETS      		  2001                        2000                         1999
(000 omitted)     Average                       Average             	      Average
                  Balance     Interest Rate     Balance    Interest   Rate    Balance    Interest   Rate
Investment
  securities:
  Taxable interest
    income		$  23,097	$  1,410	6.1%	$  21,209	$  1,282	6.0%	$  20,185	$  1,144	5.7%
Nontaxable interest
  income		    2,817	     135	4.8	    3,997	     200	5.0	    5,903	     292	4.9
    Total investment
      securities	   25,914	   1,545	6.0	   25,206	   1,482	5.9	   26,088	   1,436	5.5
Loans (net of
  unearned
  discounts)	  105,028	   8,585	8.2	   98,052	   8,506	8.7	   87,902	   7,322	8.3
Other short-term
  investments	    1,514	      54	3.6	       73	       4	5.5	       18	       1	5.5
     Total interest
       earning
	 assets	  132,456	$ 10,184	7.7%	  123,331	$  9,992	8.1%	  114,008	$  8,759	7.7%
Allowance for loan
  losses		(     863) 				(     815)				(     695)
Cash and due from
  banks		    3,601				    3,495			          3,201
Bank premises and
  equipment		    3,572				    3,624			 	    3,137
Other assets	    5,618				    4,369				    4,334
     Total assets	$ 144,384				$ 134,004				$ 123,985

	LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing
  demand deposits $  10,992	$    199	1.8%	$  10,204	$    218	2.1%	$  16,951	$    401	2.4%
Savings deposits	   16,891	     363	2.1	   18,618	     482	2.6	   13,834	     351	2.5
Time deposits	   71,974	   3,908	5.4	   62,871	   3,553	5.7	   56,443	   2,990	5.3
Short-term
  borrowings	   16,389	     962	5.9	   15,913	     957	6.0	   11,804	     583	4.9
    Total interest
      bearing
      liabilities	  116,246	$  5,432	4.7%	  107,606	$  5,210	4.8%	   99,032	$  4,325	4.4%
Demand deposits	   12,534				   12,368				   11,362
Other liabilities		921				      866				      666
    Total
      liabilities	  129,701				  120,840				  111,060
Stockholders'
  equity 	         14,683				   13,164				   12,925
    Total
      liabilities
      & stockholders'
	equity	$ 144,384				$ 134,004				$ 123,985

    Net interest
      income/net
      yield on
      average earning
      assets			$  4,752	 3.6%			$  4,782	 3.9%			$  4,434	3.9%

			For purposes of calculating loan yields, the average loan volume includes nonaccrual loans.  For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest.  The marginal tax rate was 34%
for 2001, 2000, and 1999.

		    FULTON BANCSHARES CORPORATION AND SUBSIDIARY

		CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

					2001 Versus 2000				2000 Versus 1999
					Increase (Decrease)			Increase (Decrease)
					Due to Change in				Due to Change in
								   Total  					  Total
				Average 	Average 	 Increase	Average	Average	 Increase
				Volume	  Rate	(Decrease)	Volume	  Rate	(Decrease)
(000 omitted)
Interest Income
  Loans (net of
    unearned
    discounts)		$ 631		($ 552)	$   79	$ 845		$ 339		$ 1,184
  Taxable
    investment
    securities		  104		    24	   128	   65		   73		    138
  Nontaxable
    investment
    securities		(  59)	(    6)	(   65)	(  94)	    2		(    92)
  Other short-
    term
    investments		   79		(   29)	    50	    3		    0		      3
     Total
       interest
       income		  755		(  563)	   192	  819		  414		  1,233

Interest Expense
  Interest
    bearing
    demand			   13		(   32)	(   19)	( 160)	(  23)	(   183)
  Savings
    deposits		(  43)	(   76)	(  119)	  121		   10		    131
  Time deposits		  550		(  195)	   355	  341	        222		    563
  Short-term
    borrowings	         26		(   21)	     5	  203	        171		    374
     Total
       interest
       expense		  546		(  324)	   222	  505	        380		    885

  Net interest
    income							($  30)					$   348

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

                         Within   After 1   After 5     After 10   Total
                         1 year     year     years        years
                                    but       but
                                   within    within
                                  5 years   10 years
  (000 omitted)
Bonds:
  Corporate
    Book value           $   0    $  499    $  498      $   0     $  997
    Yield                    0%     5.62%     4.83%         0%      5.23%

  U. S. Government
    agencies
    Book value               0     7,000     7,000          0     14,000
    Yield                    0%    3.77%     4.13%         0%       3.95%

  State and municipal
    Book value               0       310     1,324        653      2,287
    Yield                    0%    6.06%     7.02%      7.17%       6.99%

  Mortgage-Backed
    Book value               0         0         0      4,035      4,035
    Yield                    0%        0%        0%      4.09%	  4.09%

Total book value         $   0   $ 7,809   $ 8,822    $ 4,688   $ 21,319

    Yield                    0%     3.98%     4.60%      4.52%      4.36%

Other Debt
  Securities:
  FHLMC/FNMA non-
  cumulative
  preferred stock
    Book value                                                  $  9,443
    Yield                                                           7.43%

Equity Securities:
  Total Equity
  Securities                                                    $  1,233
    Yield                                                           4.24%

Total Investment
Securities                                                 	    $ 31,995
    Yield                                                           5.26%








          FULTON BANCSHARES CORPORATION AND SUBSIDIARY

                         LOAN PORTFOLIO


          The following table presents the loan portfolio at the end of each of the last five years:

     (000 omitted)    2001       2000       1999      1998      1997
Commercial,         $  17,418 $  13,097  $ 12,294  $  11,401 $   7,180
  financial and
  agricultural
Real estate -               0         0         0          0         0
  Construction
Real estate -          78,796    80,020    69,273     58,915    53,624
  Mortgage
Installment and
  other personal        8,287     9,788    10,228     10,478    10,099
  loans (net of
  unearned discount)
Total loans         $ 104,501  $ 102,905 $ 91,795  $  80,794  $ 70,903

          Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages and installments) at December 31, 2001:

                               Under One   One to     Over    Total
                                 Year       Five      Five
                                            Years     Years

     (000 omitted)

Commercial, financial and
   agricultural                $ 13,459   $ 2,973   $   986 $ 17,418

Real estate - Construction            0         0         0        0
Total                          $ 13,459   $ 2,973   $   986 $ 17,418

          The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2001:

<S
                                     Fixed Rate    Variable
                                       Loans      Rate Loans
     (000 omitted)

Due within one year                  $  6,774      $ 20,127
Due after one but within five years    15,149         8,521
Due after five years                   22,772        31,158
Total                                $ 44,695      $ 59,806


          FULTON BANCSHARES CORPORATION AND SUBSIDIARY

                 SUMMARY OF LOAN LOSS EXPERIENCE

                                    Years Ended December 31
                           2001     2000      1999     1998      1997
    (000 omitted)

Average total loans
  outstanding (net of
  unearned income)	$ 105,028  $ 98,052  $ 87,902   $ 75,610  $ 68,171

Allowance for loan
  losses, beginning of
  period                $     847  $    800  $    580   $    487  $    444
Additions to provision
  for loan losses charged
  to operations			 15        45       195        185        20
Loans charged off during
  the year
    Commercial                 20         3        14         67         6
    Installment                14        29  	   34         47        40                                                  34
     Total charge-off's        34        32        48        114        46

Recoveries of loans
  previously charged off:
    Commercial                  2        24        63         16        49
    Installment                15        10        10          6        20
	Total recoveries         17        34        73         22        69

Net loans charged off          17  (      2)  (    25)        92  (     23)

Allowance for loan losses,$   845   $   847    $  800    $   580   $   487

Ratio of net loans
  charged off to
  average loans
  outstanding	            .02% (    .01)%     .12%  (    .03)% (   .05)%


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

          FULTON BANCSHARES CORPORATION AND SUBSIDIARY


          The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:
 (000 omitted)

                                       Years Ended   December 31
                                     2001                  2000
                              Allowance   Percentage Allowance  Percentage
					 Amount      of Loans    Amount    of Loans
                                           to Total              to Total
(000 omitted)
Commercial, financial and
  agricultural        		    $ 141     16.67%    $ 108       12.73%
Real estate - Construction            0       0.0         0        0.00
Real estate - Mortgage              637     75.40       659       77.76
Installment                          67      7.93        80        9.51
Total                             $ 845    100.00%    $ 847      100.00%

                                       Years Ended   December 31
                                     1999                  1998
                              Allowance   Percentage Allowance  Percentage
					 Amount      of Loans    Amount    of Loans
                                           to Total              to Total
(000 omitted)
Commercial, financial and
  agricultural			    $ 107     13.37%    $  82       14.11%
Real estate - Construction            0      0.00         0        0.00
Real estate - Mortgage              609     76.13       423       72.92
Installment                          84     10.50        75       12.97
Total                             $ 800    100.00%    $ 580      100.00%

                                      Years Ended December 31
                                                1997
                                    Allowance         Percentage of
                                    Amount          Loans to Total
                                                         Loans
(000 omitted)
Commercial, financial and
  agricultural				   $  49              10.13%
Real estate - Construction                 0               0.00
Real estate - Mortgage                   368              75.63
Installment                               70              14.24
Total                                  $ 487             100.00%

          FULTON BANCSHARES CORPORATION AND SUBSIDIARY

                            DEPOSITS


          The average amounts of deposits are summarized below:

                                   Years Ended December 31

                                  2001       2000      1999

      (000 omitted)

Demand deposits                 $  12,534  $  12,368  $ 11,362
Interest bearing demand
  deposits                         10,992     10,204    16,951
Savings deposits                   16,891     18,618    13,834
Time deposits                      71,974     62,871    56,443
     Total deposits             $ 112,391  $ 104,061  $ 98,590

          The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2001:

Maturity                                  (000
                                          omitted)

Certificates of Deposit
  Three months or less                       $  12,688
  Over three months through six months           2,669
  Over six months through twelve months          7,623
  Over twelve months                             2,255
                                              $ 25,235

   RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)

          The following table presents a summary of significant earnings and capital ratios:

                              2000      2000       1999

Assets                      $ 144,384 $ 134,004  $ 123,985
Net income                  $   1,486 $   1,439  $   1,437
Equity                      $  14,683 $  13,164  $  12,925
Cash dividends paid         $     468 $     425  $     426
Return on assets                1.03%     1.07%      1.16%
Return on equity               10.12%    10.94%     11.19%
Dividend payout ratio          31.50%     29.5%      29.7%
Equity to asset ratio          10.17%     9.82%     10.36%

          FULTON BANCSHARES CORPORATION AND SUBSIDIARY

               CONSOLIDATED SUMMARY OF OPERATIONS

                                        Years Ended December 31

                              2001      2000      1999      1998      1997
     (000 omitted)

Interest income              $ 10,185 $  9,992   $ 8,759   $ 8,148   $ 7,875
Interest expense                5,432    5,210     4,325     4,151     4,036
Net interest income             4,753    4,782     4,434     3,997     3,839
Provision for loan losses          15       45       195       185        20

  Net interest income after
    provision for loan losses   4,738    4,737     4,239     3,812     3,819

Other income:
  Trust                            19       18        12        97        63
  Service charges - Deposits      189      177       160       140       146
  Other service charges,
    collection and exchange,
    charges, commission fees      125      124       127       123        93
  Other operating income          306      203       290       362       171
  Total other income              639      522       589       722       473

Income before operating
 expense                        5,377    5,259     4,828     4,534     4,292

Operating expenses:
  Salaries and employees
    benefits		        1,560    1,509     1,314     1,242     1,178
  Occupancy and equipment
    expense		                729      728       647       569       465
  Other operating expenses      1,162    1,133     1,050       934       983
    Total operating expenses    3,451    3,370     3,011     2,745     2,626

Income before income taxes      1,926    1,889     1,817     1,789     1,666
Income tax                        440      449       380       391       376

    Net income applicable to
      common stock	      $ 1,486  $ 1,440   $ 1,437   $ 1,398   $ 1,290

Per share data:
  Earnings per common share   $  3.02  $  2.91   $  2.90   $  2.82   $  2.61
  Cash dividend - Common          .95      .86       .86       .72       .70
  Weighted average number of
    common shares		      492,747  494,054   495,000   495,000   495,000


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

$ 100,000.

                   Summary Compensation Table

   (a)     (b)  	    (c)     (d)       (e)           (f)        (g)      (h)       (i)
					       	         Restricted
Name and                             Other Annual     Stock	   Options/   LTIP    All Other
Principal 		  Salary   Bonus   Compensation   Award(s)     SARS    Payouts Compensation
Position	Year      ($)     ($)       ($)           ($)        ($)	  ($)	      ($)

              Annual Compensation           Long-Term Compensation
Clyde H.
Bookheimer,
President &
CEO		2001	130,008	$ 0	    $ 0	      $ 0	     $ 0	  $ 0	   $ 163,903
		2000	124,708	  0	  	0	  	  0	  	 0	    0	      86,814
  		1999	117,208	  0	  	0	  	  0	  	 0	    0	 	61,990

     Footnotes:

     (1)  All other compensation includes the following:

  		              Fringe
				 Benefits
				(Personal				  Supplemental
				 Use of				    Executive	   Deferred
				Bank Owned	  Retirement	   Retirement	  Directors
		Directors	 Vehicle)       Plan			Plan		     Fees
  2001       $     0    $ 1,232       $ 13,890           $ 148,781        $     0
  2000             0      1,356         10,641              74,817              0
  1999             0      1,234         12,149              48,607              0

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

                    Statement on Form SB-2, Registration No. 33-

                    85626.

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

      Signature                    Title                Date

/S/ Clyde H. Bookheimer     Director, President &  July 30, 2002
Clyde H. Bookheimer         CEO (Principal Executive
                            Officer)

/S/ David L. Seiders        Director               July 30, 2002
David L. Seiders

/S/ Cecil B. Mellott        Director & Vice        July 30, 2002
Cecil B. Mellott            Chairman

/S/ Robert C. Snyder        Director &             July 30, 2002
Robert C. Snyder            Chairman

/S/ Ellis L. Yingling       Director & Vice        July 30, 2002
Ellis L. Yingling           Chairman

/S/ Clair R. Miller         Director               July 30, 2002
Clair R. Miller




































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




                    FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OD CHANGES IN STOCKHOLDERS' EQUITY
                    Years Ended December 31, 2001, 2000, 1999
			       Accumulated
			          Other
	      Additional	      Comprehensive	   Total
                             Common      Paid-In          Retained        Income       Treasury	Stockholders'
                              Stock       Capital         Earnings        (Loss)         Stock	   Equity
		          (as restated)  (as restated)

Balance, December 31, 1998  $ 309,375   $ 2,051,275      $  9,991,022    $ 126,925      $     0     $ 12,478,597

Comprehensive income:
  Net income                			                  1,437,160     					 1,437,160

  Change in unrealized
    (loss) on investment
    securities available
    for sale, net of tax
    of $ $ 379,558         					                  (  736,790)                 (    736,790)

Total comprehensive income											               700,370

  Cash dividends ($ .86
    per share)	                 0	       0	  (     425,700)           0            0     (    425,700)

Balance, December 31, 1999   309,375     2,051,275 	     11,002,482 	(  609,865)	          0       12,753,267

Comprehensive income:

  Net income                                                1,439,771 				             1,439,771

  Change in unrealized gain
    on investment securities
    available for sale, net
    of tax of $ 270,896       							   525,856 		               525,856

Total comprehensive income											             1,965,627

  Purchases of treasury stock
    (2,300 shares)								                  (    92,532)     (    92,532)

  Issuance of treasury stock
    (45 shares)									                        1,800            1,800

  Cash dividends ($ .86
    per share)	                0	            0	  (     424,601)              0         0      (   424,601)

Balance, December 31, 2000  309,375     2,051,275          12,017,652    (     84,009) (  90,732)      14,203,561

Comprehensive income:

  Net income				                        1,486,254 	                                1,486,254

  Change in unrealized gain on
    investment securities available
    for sale, net of tax of $ 10,992						       21,337 		           21,337

Total comprehensive income										                    1,507,591

  Issuance of treasury stock
    ( 25 shares)	                    (       169)						         1,006            837

  Cash dividends ($ .95
    per share)	                0	            0	  (    468,110)	            0	       0   (    468,110)

Balance, December 31, 2001 $309,375   $ 2,051,106 	  $ 13,035,796 	($     62,672)   ($ 89,726)   $ 15,243,879

                The Notes to Consolidated Financial Statements are an
				integral part of these statements.

           FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
            Years Ended December 31, 2001, 2000 and 1999



                                      2001         2000        1999
                                                   (As         (As
                                                Restated)   Restated)
Cash flows from operating
activities:
  Net income                     $ 1,486,254  $ 1,439,771 $ 1,437,160

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Compensation via treasury
        stock issued		           837        1,800           0
      Depreciation and
        amortization        		 325,065      431,813     381,093
      Provision for loan losses       15,000       45,000     195,000
      Deferred income taxes     (     82,580) (    47,409) (  114,841)
      Life insurance death benefit
	  income				       0            0  (  113,577)
      (Increase) decrease in CSV -
	  life insurance		  (    218,143) (   164,274) (  132,237)
      (Gain) on sale of
        investment securities   (      5,905) (     5,918) (   57,330)
      (Increase) in other assets(     49,780) (    26,521) (   17,375)
      (Increase) decrease in
        interest receivable           62,578  (     2,643) (  234,755)
      Increase (decrease) in interest
	  payable                 (     77,655) (    81,005)     29,153
      Increase in other liabilities  180,119      124,987     180,802
Net cash provided by operating
  activities                       1,616,770    1,622,253   1,832,757

Cash flows from investing
  activities:
  Sales of investment securities
    available for sale             2,750,981    1,155,569   3,906,168
  Maturities of investment
    securities available for sale 16,059,038    1,476,328   3,171,671
  Purchases of investment securities
    available for sale          ( 26,087,480) ( 1,690,544)( 3,193,591)
  Net (increase) in loans       (  1,612,142) (11,108,857)(10,975,268)
  Purchases of property and
    equipment                   (    388,392) (   187,876)( 1,379,978)
  Purchases of FRB, ACBB and
    FHLB stock                  (    270,000) (   382,500)(   292,800)
  Redemptions of FRB, ACBB and
    FHLB stock			       421,300            0           0
  Purchases of officers' life
    insurance 	                         0  ( 1,020,000)          0
  Purchases of other real estate           0            0 (    89,878)
  Insurance benefits received              0            0     383,285
Net cash (used) by investing
  activities			   ( 9,126,695  ( 1,757,880)( 8,470,391)

Cash flows from financing
  activities:
  Net increase in deposits        11,906,739    1,821,115   3,969,449
  Dividends paid                 (   468,110) (   424,601)(   425,700)
  Net (decrease) in federal
    funds purchased                        0            0 ( 2,100,000)
  Proceeds from long-term
    borrowings  				       0    5,000,000   5,000,000
  Net increase (decrease) in
    line-of-credit borrowings      2,675,000    3,525,000   1,475,000

  Purchases of treasury stock              0  (    92,532)          0
Net cash provided by financing
  activities                       8,763,629    9,828,982   7,918,749

  Net increase (decrease) in cash
    and cash equivalents           1,253,704  (   306,645)  1,281,115

     Cash and cash equivalents at
       beginning of year           4,275,716    4,582,361   3,301,246

Cash and cash equivalents at
  of year				   $ 5,529,420  $ 4,275,716 $ 4,582,361

       The Notes to Consolidated Financial Statements are an integral part of these statements.

            FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             Years Ended December 31, 2001, 2000 and 1999

                                    2001         2000         1999
                                                 (As           (As
                                              Restated)     Restated)

Supplemental disclosure of cash
  flows information:

  Cash paid during the year for:
    Interest                    $5,509,953    $5,128,808    $4,295,695
    Income taxes                   471,000       505,575       511,000

Supplemental schedule of noncash
investing and financing activities:

  Unrealized holding gain (loss),
    net of tax		        $   21,337    $  525,856   ($  736,790)

  Other real estate owned
    transferred to
    premises and equipment      $        0    $  140,000    $        0

  Treasury stock issued as
    compensation                $      837    $    1,800    $        0






















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


Note 1.   Significant Accounting Policies (Continued)


          Short-Term Borrowings. The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

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

      The components of the change in net unrealized gains (losses) on securities were as follows:

                                              2001      2000        1999
   Gross unrealized holding
      gains/(losses) arising during the
      year						  $ 89,658  $ 802,657 ($ 1,110,430)
   Reclassification adjustment for
      (gains)/losses realized in net
      income     					 (  57,329)(    5,905)(      5,918)
   Net unrealized holding gains/(losses)
      before taxes    				    32,329    796,752 (  1,116,348)
   Tax effect                              (  10,992)(  270,896)(    379,558)
   Net change                               $ 21,337  $ 525,856 ($   736,790)



Note 2.   Investments

      The amortized cost and fair value of investment securities available for sale at December 31 were:

                                Amortized      Gross       Gross         Fair
                                   Cost      Unrealized  Unrealized      Value
                                               Gains       Losses
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
	   Totals                 $ 30,893,605 $ 208,437     $303,395  $ 30,798,647

                                                 2000
   Obligations of U. S.
      Government corporations
      and agencies              $ 9,750,245  $  11,290     $ 38,808  $  9,722,727
   Obligations of states and
	political subdivisions      3,659,558     30,780       76,421     3,613,917
   Mortgage-backed securities     4,145,519      4,872       48,751     4,101,640
   Corporate bonds                  499,285     23,485            0       522,770
   FNMA and FHLMC preferred
	stock				    5,331,550    161,609      195,344     5,297,815
   Other stocks                     132,000          0            0       132,000
   	   Totals                 $23,518,157  $ 232,036     $359,324  $ 23,390,869

      The amortized cost and fair value of investment securities available for sale at December 31, 2001, by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized       Fair
                                                Cost        Value
      Due in one year or less               $         0    $         0
      Due after one year through five years   7,809,419      7,889,051
      Due after five years through ten years  8,821,739      8,868,723
      Due after ten years                       652,617        553,706
      Mortgage-backed securities              4,035,252      7,037,022
      FNMA and FHLMC preferred stock          9,442,578      9,325,445
      Other stocks                              132,000        124,700
                                            $30,893,605    $30,798,647

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






Note 3.    Loans (Continued)

      Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                                     90 Days or More               Nonacrual
                             - - - - - Past Due - - - -  - - - - - Status - - - -
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

      Outstanding loans to employees totaled $ 842,000 and $ 815,000 at December 31, 2001 and 2000, respectively.




Note 6.   Premises and Equipment

      A summary of premises and equipment is as follows:

                                                     Accumulated   Depreciated
             Description                   Cost      Depreciation      Cost
                                                           2001
   Premises and improvements (including
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

                                                 Contract or Notional
                                                        Amount
                                                      2001         2000
   Financial instruments whose contract amounts
      represent credit risk at December 31:
   Commitments to extend credit               $ 12,909,132  $ 14,847,246
   Standby letters of credit and financial
      guarantees written                           266,000       594,000
      guarantees written








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

      A reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                    2001     2000     1999
   Applicable federal income tax rate              34.0%     34.0%    34.0%
   Reductions resulting from:
   Nontaxable investment income and other
      items, net of nondeductible expenses        (11.2%)   (10.2%)  (13.1%)
   Effective income tax rate                       22.8%     23.8%    20.9%




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

                                            2001        2000        1999
   Total deferred tax assets             $ 502,166    $ 490,170   $ 684,995
   Total deferred tax liabilities       (  137,646)  (  143,588) (  130,661)
   Net deferred tax asset                $ 364,520      346,582     554,334

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


                                        As originally
		                              reported        Change      As restated
Retained earnings:
   12/31/98	                             $ 10,035,342  ($    44,320) $   9,991,022
   12/31/99	                               11,076,084  (     73,602)    11,002,482
   12/31/00                                12,121,797  (    104,145)    12,017,652
Accumulated other comprehensive
  income (loss)
   12/31/98                                    82,605        44,320        126,925
   12/31/99                             (     683,467)       73,602 (      609,865)
   12/31/00                             (     188,154)      104,145 (       84,009)
Interest and dividends on preferred
  stock:
   1999                                       294,715  (     44,366)       250,349
   2000                                       313,952  (     46,278)       267,674
Income taxes:
   1999                                       395,115  (     15,084)       380,031
   2000                                       465,520  (     15,735)       449,785
Net Income
   1999                                     1,466,442  (     29,282)     1,437,160
   2000                                     1,470,314  (     30,543)     1,439,771



                 FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                     SELECTED FIVE-YEAR FINANCIAL DATA

                                   2001       2000      1999      1998       1997
Income (000 omitted)

Interest income                 $ 10,184  $   9,992  $   8,759  $   8,148  $   7,875
   Interest expense                5,432      5,210      4,325      4,151      4,036
   Provision for loan losses          15         45        195        185         20
   Net interest income after
     provision for loan
     losses                        4,737      4,737      4,239      3,812      3,819
   Securities gains (losses)          57          6          6          4          3
   Other operating income            582        516        583        718        470
Other operating expenses           3,450      3,370      3,011      2,745      2,626
   Income before income taxes      1,926      1,889      1,817      1,789      1,666
Applicable income tax                440        450        380        391        376
   Net income                   $  1,486  $   1,439  $   1,437  $   1,398  $   1,290


Per share amounts are based on following weighted averages:

2001 - 492,747      1999 - 495,000      1997 - 495,000
2000 - 494,054      1998 - 495,000

Income before income taxes       $  3.91  $   3.82   $   3.67   $   3.61   $   3.37
Applicable income taxes              .89       .91        .77        .79        .76
Net income                          3.02      2.91       2.90       2.82       2.61
Cash dividend paid                   .95       .86        .86        .72        .70
Book value                         30.94     28.75      25.76      25.21      23.04

Year-End Balance Sheet Figures (000 omitted)

  Total assets                 $ 150,855 $ 140,480  $ 128,478  $ 119,649  $ 105,770
  Net loans                      103,656   102,058     90,995     80,214     70,416
  Total investment securities     31,899    24,643     24,436     29,183     25,922
  Deposits-noninterest bearing    13,486    13,025     12,354     11,553      8,159
  Deposits-interest bearing      103,552    92,107     90,957     87,788     82,062
  Total deposits                 117,038   105,132    103,311     99,341     90,221
  Liabilities for borrowed
    money                         17,325    20,000     11,475      7,100      3,470
  Total stockholders' equity      15,244    14,204     12,753     12,479     11,407

Ratios (includes net unrealized gain/loss on AFS securities)

Average equity/average assets     10.17%     9.82%     10.36%     10.60%     10.29%
Return on average equity          10.12%    10.94%     11.19%     11.88%     11.84%
Return on average assets           1.03%     1.07%      1.16%      1.26%      1.22%


                FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                CHANGES IN INCOME AND EXPENSE - 2001 AND 2000

	The schedule below reflects comparative changes in income and expense included in the Consolidated Statements of Income for 2001 and 2000 together with changes in asset and liability volumes associated with these income and expense items.



                         2001 Compared to 2000           2000 Compared to 1999

                     Average  Volumes  Income/Expense  Average  Volumes  Income/Expense
($ 000 omitted)          $       %       $       %        $        %        $      %
Loans                  6,976     7.1       79      .9    10,150    11.5    1,183   16.1
Investment securities    708     2.8       63     4.3  (    882)  ( 3.4)      47    3.2
Other investments      1,441  1974.0       50  1200.5        55   305.6        3  418.6
   Total               9,125     7.4      192     1.9     9,323     8.2    1,233   14.1

Interest/borrowed
   funds                 476     3.0        4      .4     4,109    34.8      374   64.2
Interest bearing
  demand deposits        788     7.7    (  18) (  8.3)      482     5.0       19    9.4
Savings deposits      (1,727)  ( 9.3)   ( 119) ( 24.7) (  2,445) ( 11.6) (    71) (12.8)
Time deposits          9,103    14.5      355    10.0     6,428    11.4      563   18.8
   Total               8,640     8.9      222     4.1     8,574     8.7      885   20.5

Net interest income                     (  30)  (  .6)                       348    7.8

Provision for loan
   losses                               (  30)    5.4                     (  150) (76.9)
Net interest
   income after
   provision for
   loan losses                              0     0.0                        498   11.7

Security
  transactions                             51   850.0                          0    0.0
Other operating
  income                                   66    12.8                     (   66) (11.4)
Income before
  operating
  expense                                 117     2.2                        432    8.9
Salaries &
  employee
  benefits                                 51     3.4                        195   14.8

Occupancy &
  equipment
  expense                                   1      .1                         81   12.5
FDIC insurance
  premiums                              (   1) (  4.8)                        10   84.9
Other operating
  expenses 						 29     2.6                         74    7.1
   Total operating
     expenses                              80     2.4                        360   11.9

Income before
  income taxes                             37     2.0                         72    4.0
Applicable income
  taxes                                 (  10) (  2.2)                        70   17.8
     Net income		                   47     3.3                          2     .1




                      FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                         SUMMARY OF QUARTERLY FINANCIAL DATA

	The unaudited quarterly results of operations for the years ended
December 31, 2001 and 2000 are as follows:

                                         2001                        2000
($ 000 omitted
except per share)                   Quarter Ended                Quarter Ended
                            Mar. 31 June 30 Sept. 30 Dec. 31 Mar. 31 June 30 Sept. 30 Dec. 31
Interest income             $ 2,565 $ 2,552 $ 2,565  $ 2,502 $ 2,344 $ 2,457 $ 2,573  $ 2,618
Interest expense              1,385   1,373   1,376    1,298   1,165   1,240   1,377    1,428
   Net interest income        1,180   1,179   1,189    1,204   1,179   1,217   1,196    1,190
Provision for loan losses        15       0       0        0      15      15      15        0
Net interest income after
   provision for loan losses  1,165   1,179   1,189    1,204   1,164   1,202   1,181    1,190
Securities gains (losses)         9      17       0       31       0       5       2 (      1)
Other income                    130     142     136      174     107     119     124      166
Other expenses                  858     854     871      867     850     803     866      851
   Operating income
      before income taxes       446     484     454      542     421     523     441      504
Applicable income taxes         113     108      95      124      96     136     102      116
   Net income               $   333  $  376  $  359  $   418  $  325  $  387  $  339   $  388


Net income applicable to
   common stock
Per share data:
      Net income            $   .68  $  .76 $   .73  $   .85  $  .65  $  .78  $  .69   $  .79








                     FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                    STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES


($ 000 omitted)                 2001        2000         1999       1998       1997
LOANS
   Lines of credit            $ 3,301     $  3,024     $ 2,921    $ 3,332    $ 3,290
   Tax free                     1,039          785         846      1,281      2,201
   Commercial                  23,363       21,292      18,413     14,203     13,966
   Mortgage                    60,964       54,534      48,070     40,916     35,415
   Consumer                    16,361       18,417      17,652     15,878     13,299
      Total loans             105,028       98,052      87,902     75,610     68,171

INVESTMENT SECURITIES
   (at amortized cost)
   U.S. Government                  0            0           0          0          0
   U.S. Government agencies    10,156       10,210       8,465      5,863      6,931
   State & municipal            2,817        3,997       5,903      5,793      5,090
   Mortgage-backed
      securities                3,751        4,532       5,988      9,324     13,861
   FNMA & FHLMC
      preferred stock           7,309        5,204       4,932      4,701      2,432
   Corporate bonds                814          262           0          0          0
   Other                        1,067        1,001         800        577        392
      Total investment
         securities            25,914       25,206      26,088     26,258     28,706

OTHER SHORT-TERM INVESTMENTS
   Federal funds sold           1,514           73          18        343        255

TOTAL EARNING ASSETS          132,456      123,331     114,008    102,211     97,132

TOTAL ASSETS                $ 144,384    $ 134,004   $ 123,985  $ 111,002  $ 105,864

Percent increase -
   earning assets                7.4%         8.2%       11.5%       5.3%        4.8%

DEPOSITS
   Interest-bearing
      demand (NOW)         $   10,992    $  10,204   $  16,951  $  16,779  $  15,528
   Savings (MMA & sav.)        16,891       18,618      13,834     13,616     13,816
   Time                        71,974       62,871      56,443     54,621     53,738
      Total interest-
         bearing deposits      99,857       91,693      87,228     85,016     83,082

OTHER BORROWINGS
   Federal funds purchased        108          118          70        622        276
   Liabilities for
      borrowed money           16,281       15,795      11,734      3,804      1,838
                               16,389       15,913      11,804      4,426      2,114

TOTAL INTEREST-BEARING
  LIABILITIES                 116,246      107,606      99,032     89,442     85,196









             FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

          STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES (CONTINUED)


                                          2001       2000       1999      1998      1997
AVERAGE RATES EARNED
                                            %          %          %         %         %
Loans
   Commercial                             7.28       9.21       8.32       9.23     9.11
   Mortgage                               8.19       8.24       8.01       8.61     8.67
   Consumer                               9.07       8.97       8.74       8.77     8.89
   Tax free                               5.54       5.48       5.53       5.82     5.62
   Lines of credit                        7.87       9.55       8.35       8.81     9.19
      Total                               8.17       8.60       8.37       8.72     8.73

Investment Securities
   U.S. Government                        0.00       0.00       0.00       0.00     0.00
   U.S. Government agencies               5.79       6.22       6.05       5.95     6.17
   State & municipal                      4.79       4.99       4.94       4.93     5.00
   Mortgage-backed securities             6.09       6.34       5.44       5.50     6.46
   Corporate bonds                        7.12       7.51       0.00       0.00     0.00
   Other                                  6.38       5.82       5.34       5.31     6.52
      Total                               5.96       5.88       5.50       5.43     6.14

Other Short-Term Investments
   Federal funds sold                     3.54       5.59       4.43       5.49     5.51

Total earning assets                      7.69       8.04       7.68       7.86     8.11

AVERAGE RATES PAID
   Time & savings deposits 		      4.48       4.64       4.29       4.60     4.71
   Federal funds purchased                2.43       4.87       5.05       5.57     5.61
   Liabilities for borrowed money         5.89       6.03       4.91       5.32     5.68

Total interest-bearing liabilities        4.67       4.84       4.37       4.64     4.74
















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

	Total interest expense was $ 5,432,000 for 2001, an increase of $ 222,000, or 4.3% from the $ 5,210,000 for 2000. Average time deposits, which pay higher yields, increased 14.5% in 2001. Interest-bearing deposits stood at $ 103,552,000 at December 31, 2001 compared with $ 92,107,000 as of December 31, 2000, an increase of 12.4%. Average interest-bearing demand deposits increased 7.7%, while average savings deposits decreased 9.3%. Average borrowed funds increased 3.0%.

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

	Other income increased $ 117,000 from 2000 to 2001.  The increase in 2001 resulted primarily from a $ 52,000 increase in earnings on cash surrender value of directors and officers life insurance and a $ 51,000 increase in securities gains
..

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

	Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):


                                 90 Days or More
                                     Past Due                Nonaccrual Status
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

                                 Due        Due        Due        Due        Due
                                 0-30      31-90      91-180     181-360    After
                                 Days       Days       Days       Days      1 Year     Total

Rate Sensitive Assets
   Investment securities     $   4,530  $        0  $   4,628  $   2,992  $ 18,744  $   30,894
   Real estate, commercial
     and consumer loans          7,186       9,850     13,471     14,392    59,602     104,501
                             $  11,716  $    9,850  $  18,099  $  17,384  $ 78,346  $  135,395

Rate Sensitive Liabilities
   Short-term borrowings     $   2,325  $        0  $       0  $       0  $       0 $    2,325
   Long-term borrowings              0           0          0      3,750     11,250     15,000
   Certificates of deposit
      over $ 100,000             7,818       4,871      2,669      7,623      2,254     25,235
   Other certificates of
      deposit                    9,880       4,681     10,199     14,773      9,554     49,087
   Money market deposit
      accounts                     392         588        980        980        980      3,920
   Other interest-bearing
      deposits                   1,264       3,797      3,797      3,797     12,655     25,310
                             $  21,679  $   13,937  $  17,645  $  30,923  $  36,693  $ 120,877

Cumulative GAP              ($   9,963)($   14,050)($  13,596)($  27,135) $  14,518


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


                              Fulton Bancshares         Regulatory
                                 Corporation             Minimum
                             2001          2000        Requirements

Leverage ratio               10.6%         10.2%            3%

Risk-based capital ratio
Tier I (core capital)        14.0%         13.8%            4%
Combined Tier I and Tier II
  (core capital plus allowance
  for loan losses)           14.8%         14.6%            8%

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


                                       Market     Cash     Market        Cash
                                       Price    Dividend   Price       Dividend
                                             2001                 2000
First Quarter                         $ 31.00    $   .20    $ 51.00      $ .18
Second Quarter                          33.00        .20      40.00        .18
Third Quarter                           33.00        .25      37.00        .23
Fourth Quarter                          33.50        .30      34.125       .27






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