Form 10-Q
period 2002-06-30
FULTON BANCSHARES CORP
filed 2002-08-09
CIK 850626

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    June 30, 2002
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

          Class                       Outstanding at July 25, 2002
(Common stock, .625 par value)                   492,770











                      FULTON BANCSHARES CORPORATION

                                 INDEX


                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - June 30, 2002
     and December 31, 2001                                           4
   Condensed consolidated statements of income - three months
     ended June 30, 2002 and 2001                                    5
   Condensed consolidated statements of comprehensive income -
     three months ended June 30, 2002 and 2001                       6
   Condensed consolidated statements of income - six
     months ended June 30, 2002 and 2001                             7
   Condensed consolidated statements of comprehensive income -
     six months ended June 30, 2002 and 2001                         8
   Condensed consolidated statements of cash flows - six months
     ended June 30, 2002 and 2001                                    9
   Notes to condensed consolidated financial statements        10 - 12

   Management's discussion and analysis of financial
     condition and results of operations                       13 - 17

PART II - OTHER INFORMATION                                         18

   Signatures                                                       19

   Exhibits                                                     20 -22



                      PART I - FINANCIAL INFORMATION


    FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,       December 31
                                                        2002             2001*
                                                      (Unaudited)
                                                             (000 Omitted)
ASSETS
Cash and due from banks                               $   4,677      $   5,529
Available-for-sale securities                            37,694	        30,799
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market                                       868          1,101
Loans, net of allowance for loan losses                 104,282        103,656
Bank building, equipment, furniture & fixtures, net       3,938          3,674
Other real estate owned                                     157             83
Accrued interest/dividends receivable                     1,050            903
Cash surrender value of life insurance                    4,541          4,431
Other assets                                                711            679
         Total assets                                $ 157,918       $ 150,855

LIABILITIES
Deposits:
   Noninterest-bearing deposits                       $  13,312      $  13,486
   Interest-bearing deposits:
      Savings deposits                                   28,216         29,230
      Time deposits                                      83,373         74,322
         Total deposits                                 124,901        117,038
Accrued interest payable                                    392            425
Other borrowed money                                     15,750         17,325
Other liabilities                                           972            823
         Total liabilities                              142,015        135,611

STOCKHOLDERS' EQUITY
Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 492,770
   shares issued and outstanding at June 30,
   2002 and December 31, 2001                               310            310
Surplus                                                   2,051          2,051
Retained earnings                                        13,691         13,036
Net unrealized gains/(losses) available-for-sale
   securities                                        (       59)    (       63)
Treasury stock:  2,230 shares, at cost	             (       90)    (       90)
         Total stockholders' equity                      15,903         15,244
         Total liabilities and  stockholders'
            equity                                    $ 157,918	     $ 150,855




*  Condensed from audited financial statements

            The accompanying notes are an integral part of these
                    condensed financial statements.

      FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

                                                     2002         2001
                                                     (000 Omitted)
Interest & Dividend Income                       $    1,918   $   2,188
   Interest & fees on loans
   Interest & dividends on investment securities:
      U.S. Government securities                        309         169
      Obligations of state & political
         subdivisions                                    26          32
   Interest on federal funds sold                         5          31
   Other interest & dividend income                     317         132
         Total interest & dividend income             2,575       2,552
Interest Expense
   Interest on deposits                                 906       1,147
   Interest on federal funds purchased                    1           1
   Interest on other borrowed money                     225         225
         Total interest expense                       1,132       1,373

         Net interest income before provision
            for loan losses                           1,443       1,179
Provision for loan losses                               110           0

Net interest income after provision for loan losses   1,333       1,179

Other Income
   Service charges on deposit accounts                   48          44
   Other fee income                                      36          24
   Other non-interest income                             77          74
   Securities gains (losses)                              0          17
         Total other income                             161         159
Other Expense
   Salaries and employee benefits                       411         369
   Fixed asset expenses (including depreciation)        190         180
   FDIC insurance premiums                                5           5
   Other noninterest expenses                           327         300
         Total other expenses                           933         854

         Net income before income taxes                 561         484
Applicable income taxes                                 122         108
         Net income                               $     439   $     376

Weighted average number of shares outstanding	    492,770	492,745
Net income per share                              $     .89   $     .76
Cash dividends declared per share                       .22         .20





         The accompanying notes are an integral part of these condensed financial statements.

   FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                              (UNAUDITED)



                                         2002         2001

Net income                              $ 439	      $ 376

Gross unrealized gain (loss) on
   investments available for sale,
   net of tax                             170	     (  107)

Reclassification adjustment for gains
   (losses) included in net
   income, net of tax                       0            11

Net unrealized gain (loss) on
   investments available for sale,
   net of tax                             170        (   96)

Comprehensive income	                $ 609         $ 280


























     The accompanying notes are an integral part of these condensed financial statements.

    FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                            (UNAUDITED)

                                             2002         2001
                                              (000 Omitted)
Interest & Dividend Income                $    3,850   $   4,423
   Interest & fees on loans
   Interest & dividends on investment
      securities:
      U.S. Government securities                 487         361
      Obligations of state & political
         subdivisions                             52          76
   Interest on federal funds sold                  5          31
   Other interest & dividend income              624         226
         Total interest & dividend income      5,018       5,117
Interest Expense
   Interest on deposits                        1,739       2,259
   Interest on federal funds purchased             1           1
   Interest on other borrowed money              456         498
         Total interest expense                2,196       2,758

         Net interest income before
            provision for loan losses          2,822       2,359
Provision for loan losses                        125          15

Net interest income after provision for
   loan losses                                 2,697       2,344

Other Income
   Service charges on deposit accounts            91          87
   Other fee income                               82          55
   Other non-interest income                     144         130
   Securities gains (losses)                       1          26
         Total other income                      318         298
Other Expense
   Salaries and employee benefits                859         774
   Fixed asset expenses (including
      depreciation)                              377         365
   FDIC insurance premiums                        10          10
   Other noninterest expenses                    623         563
         Total other expenses                  1,869       1,712

         Net income before income taxes        1,146         930
Applicable income taxes                          273         221
         Net income	                  $      873   $     709

Weighted average number of shares
   outstanding                               492,770     492,745
Net income per share	                  $     1.77   $    1.44
Cash dividends declared per share                .44         .40

      The accompanying notes are an integral part of these condensed financial statements.

      FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                (UNAUDITED)

                                            2002         2001

Net income                                 $ 873        $ 709

Gross unrealized gain (loss) on
   investments available for sale,
   net of tax                                  3       (    7)

Reclassification adjustment for gains
   (losses) included in net
   income, net of tax                          1           17

Net unrealized gain (loss) on investments
   available for sale, net of tax              4           10

Comprehensive income                       $ 877        $ 719


























The accompanying notes are an integral part of these condensed financial statements.

     FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended June 30, 2002 and 2001
                                  (UNAUDITED)

                                                       2002         2001
Cash flows from operating activities:
   Net income                                        $   873      $    709
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                      164           180
      Provision for loan losses                          125            15
      Gain on sale - Securities                     (      1)     (     26)
      Gain on sale - OREO                           (      9)            0
      Other - Net                                   (    174)     (    111)
Net cash provided by operating activities                978           767

Cash flows from investing activities:
   Purchase of investment securities -
      Available-for-sale                            ( 13,438)     ( 12,078)
   Redemption of Federal Home Loan Bank Stock            233           421
   Sales of available-for-sale securities                601         1,703
   Maturities of available-for-sale securities         5,948         9,498
   Net (increase) in loans                          (    993)     (  1,942)
   Net (increase) in federal funds sold                    0      (  1,325)
   Proceeds from sale of OREO                            175             0
   Purchases of & deposits on bank premises and
      equipment - net                               (    427)     (     96)
Net cash provided (used) by investing activities    (  7,901)     (  3,802)

Cash flows from financing activities:
   Net increase (decrease) in deposits                 7,863         7,905
   Dividends paid                                   (    217)     (    197)
   Net increase (decrease) in other borrowed money  (  1,575)     (  5,000)
Net cash provided (used) by financing activities       6,071         2,078

Net increase (decrease) in cash and cash
   equivalents                                      (    852)     (    327)

Cash and cash equivalents, beginning balance           5,529         4,276

Cash and cash equivalents, ending balance            $ 4,677       $ 3,949

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest                                             $ 2,229       $ 2,335
Income taxes                                             377           266

Supplemental schedule of noncash investing and
   financing activities:
   Change in net unrealized gain on investments
      available for sale (net of deferred taxes)           4            10

         The accompanying notes are an integral part of these condensed financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002
                          (UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.	Basis of Presentation

The financial information presented at and for the three and six months ended June 30, 2002 and 2001 is unaudited. Information presented at December 31, 2001 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Earnings per share of common stock were computed based on an average of 492,770 shares for the quarter ended June 30, 2002 and 492,745 shares for the quarter ended June 30, 2001.

Note 7.	Investment Securities

The carrying amounts of investment securities and their approximate fair values at March 31, 2002 were as follows:



                                              Gross        Gross
                            Amortized       Unrealized   Unrealized
                               Cost           Gains       (Losses)   Fair Value

Debt and equity securities available for sale:

FNMA/FHLMC non -
   cumulative
   preferred stocks	    $ 13,310,382    $ 60,390	 ($ 452,932) $ 12,917,840
State & municipal
   securities                  2,300,302      48,349     (   55,128)    2,293,523
U.S. Government agencies      15,476,140     207,821              0    15,683,961
Mortgage-backed securities     5,568,484      43,362     (    6,494)    5,605,352
Corporate bonds                  997,249      73,301              0     1,070,550
Equity securities                132,000       3,700     (   12,500)      123,200
                            $ 37,784,557   $ 436,923     ($ 527,054) $ 37,694,426


There were no securities categorized "Held-to-maturity" or "Trading" at June 30, 2002.

Note 8.	Comprehensive Income

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

Note 9.  Correction of Error

During the third quarter 2001, an error was identified in the premium/discount amortization on investments purchased in 1997. As a result, the following changes were needed to the June 30, 2001 report:

                                         As
                                     Originally                    As
                                      Reported      Change      Adjusted
Statement of Income -
3 months ended June 30, 2001
Total interest and dividend income    $ 2,490        $ 62       $ 2,552
Net interest income                     1,117          62         1,179
Net income before income taxes            422          62           484
Applicable income taxes	                   87          21           108
Net income per share                      .68         .08           .76

Statement of Income -
3 months ended June 30, 2001
Total interest and dividend income    $ 5,066        $ 51       $ 5,117
Net interest income                     2,308          51         2,359
Net income before income taxes            879          51           930
Applicable income taxes                   204          17           221
Net income                                675          34           709
Net income per share                     1.37         .07          1.44

                   FULTON BANCSHARES CORPORATION

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

OVERVIEW

     Net after tax income for the first six months of 2002 was $ 873,000 compared to $ 709,000 for the same period in 2001, representing an increase of $ 164,000, or 23.1%. Net income on an adjusted per share basis for the first six months of 2002 was $ 1.77, an increase of $ .33 from the $ 1.44 per share realized during the six months ended June 30, 2001.

RESULTS OF OPERATIONS

           Second Quarter 2002 vs. Second Quarter 2001

     Interest income for the second quarter of 2002 was $ 2,575,000 compared with $ 2,552,000 earned during the same period in 2001, for an increase of $ 23,000, or 0.9%. The increase was due primarily to a higher average balance of investments, which typically produce lower yields than loans, in 2002 compared with the same period in 2001. Management expects average rates earned for the rest of 2002 to increase slowly over the rest of 2002.

     Interest expense for the second quarter of 2002 was $ 1,132,000, a decrease of $ 241,000, or 17.6% over the $ 1,373,000 incurred for the same period in 2001. The decrease was due primarily to a decrease in interest rates paid on deposits and short-term borrowings. Management expects average rates paid for the rest of 2002 to increase slowly over the rest of 2002.

     Net interest income for the second quarter of 2002 totaled
$ 1,143,000, up $ 264,000, or 22.4%, from the second quarter of 2001.

               Six Months 2002 vs. Six Months 2001

     Interest income for the first six months of 2002 was $ 5,018,000 compared with $ 5,117,000 for the six months ended June 30, 2001, for a decrease of $ 99,000, or 1.9%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments and a higher average balance of investments, which typically produce lower yields than loans, in 2002 compared with the same period in 2001. Management expects average rates paid for the rest of 2002 to increase slowly over the rest of 2002.

     Interest expense for the first six months of 2002 was $ 2,196,000, a decrease of $ 562,000, or 20.4% over the $ 2,758,000 incurred for the same period in 2001. The decrease was due primarily to a decrease in interest rates paid on deposits and short-term borrowings. Management expects average rates paid for the rest of 2002 to increase slowly over the rest of 2002.


NET INTEREST MARGIN

     The net interest margin for the first six months of 2002 was 4.09% compared with 3.74% for the first six months of 2001. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

NON-INTEREST INCOME

           Second Quarter 2002 vs. Second Quarter 2001

     Second quarter 2002 non-interest income increased to $ 161,000 from $ 159,000, or 1.3%. Service charges on deposit accounts increased $ 4,000, or 9.1%. Other fee income increased $ 12,000, or 50.0%, primarily as a result of instituting ATM surcharges. Other non-interest income was $ 77,000 and $ 74,000 for the second quarter 2002 and 2001, respectively. Securities gains totaling
$ 17,000 were reported for the second quarter of 2001 while no securities gains or losses were reported for the second quarter 2002.

           Six Months 2002 vs. Six Months 2001

     Non-interest income for the first six months of 2002 and the same period in 2001 was $ 318,000 and 298,000, respectively. Service charges on deposit accounts increased $ 4,000, or 4.6%. Other fee income increased $ 27,000, or 49.1%, primarily as a result of instituting ATM surcharges. Other non-interest income increased $14,000, or 10.8%, primarily due to increased earnings on cash surrentder value of director/officer life insurance and $ 9,000 gain on sale of OREO reported in 2002. Securities gains totaling $ 1,000 were reported for the first six months of 2002 compared with $ 26,000 for the same period in 2001.

NON-INTEREST EXPENSES

           Second Quarter 2002 vs. Second Quarter 2001

     Non-interst expenses for the second quarter of 2002 totaled
$ 933,000, an increase of $ 79,000, or 9.3%, over the $ 854,000 for the second quarter of 2001. Salaries and employee-related expenses were up $ 42,000, or 11.4%, primarily due to the addition of personnel to staff a branch office opened in early February, 2002, and merit pay increases. Fixed asset expenses increased $ 10,000, or 5.6%, primarily due to increased equipment and building maintenance costs and depreciation for the addition of the new full-service banking facility, which were partially offset by reduced depreciation expense on assets that became fully depreciated at the end of 2001. Other non-interest expenses increased by $ 27,000, or 9.0%, due to increases in advertising and promotion costs, OCC assessments, data processing, PA shares tax, telephone, and other operating expenses.


           Six Months 2002 vs. Six Months 2001

     Non-interst expenses for the first six months of 2002 totaled $ 1,869,000, an increase of $ 157,000, or 9.2%, over the
$ 1,712,000 for the same period of 2001. Salaries and employee-related expenses were up $ 85,000, or 9.9%, primarily due to the addition of personnel to staff a branch office opened in early February, 2002, and merit pay increases. Fixed asset expenses increased $ 12,000, or 3.3%, primarily due to increased equipment and building maintenance costs and depreciation for the addition of the new full-service banking facility, which were partially offset by reduced depreciation expense on assets that became fully depreciated at the end of 2001. Other non-interest expenses increased by $ 60,000, or 10.7%, due to increases in advertising and promotion costs, OCC assessments, data processing, PA shares tax, telephone, and other operating expenses.

INCOME TAXES

     The income tax provision for the second quarter of 2002 was $ 122,000 compared with $ 108,000 for the second quarter of 2001.
The effective income tax rate was 23.8% for the six months of 2002 and 2001, based on tax expense of $ 273,000 and $ 221,0000, respectively.

PROVISION FOR LOAN LOSSES

     A $ 125,000 provision for loan losses was made for the first six months of 2002 compared with $ 15,000 for the first six months of 2001. The provisions were made based on management's evaluation of the reserve for possible loan losses at June 30, 2002 and 2001.

     A summary of the allowance for loan losses is as follows:

                ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (In 000's)

	                                    June 30, 2002     June 30, 2001
Allowance for loan losses
   Beginning of period                          $ 845             $ 847
   Loans charged-off during the period:
      Real estate loans	                            0                 0
      Installment loans                            33                 9
      Commercial and all other loans                3                 0
         Total charge-offs                         36                 9
Recoveries of loans previously charged-off:
   Real estate loans                                0                 0
   Installment loans                                3                13
   Commercial and all other loans                   0                 2
      Total recoveries                              3                15
Net loans (charged-off) recovered              (   33)                6
Provision for loan losses charged to
   operations                                     125                15
Allowance for loan losses - end of period       $ 937             $ 868

     Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30:

                         NONPERFORMING LOANS
                             (In 000's)

                                 90 Days or More Past
                                         Due             Nonaccrual Status
	                           2002        2001       2002       2001
Real estate loans                 $ 612       $ 153      $  87      $ 268
Installment loans                    26          38          0          0
Commercial and all other loans        0          13          0         53
   Total loans                    $ 638       $ 204      $  87      $ 321

	There were no restructured loans for any of the time periods set forth above.

FINANCIAL CONDITION

     ASSETS

     Total assets on June 30, 2002 were $ 157,918,000 compared with $ 150,855,000, on December 31, 2001, an increase of 4.7%.
     Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on June 30, 2002 stood at $ 104,282,000, an increase of 0.6% from $ 103,656,000 on December 31, 2001. The loan loss reserve at June 30, 2002 was $ 937,000 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

     LIABILITIES

     Total deposits increased 6.7% to $ 124,901,000 as of June 30, 2002 compared with $ 117,038,000 at December 31, 2001.
     Noninterest-bearing demand deposits and interest-bearing savings deposits decreased 1.3% and 3.5% respectively, while interest-bearing time deposits increased 12.2%.

     CAPITAL

     Total equity capital as of June 30, 2002 was $ 15,903,000, representing 10.1% of total assets, an increase of $ 659,000 from the $ 15,244,000 reported on December 31, 2001. Accumulated earnings for the first six months of 2002 were partially offset by dividends declared and paid of $ 217,000. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open and privately negotiated transactions, up to 2% of its shares of outstanding common stock. As of June 30, 2002, the company had repurchased 2,230 shares, representing 0.45% of its outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

REGULATORY CAPITAL

     The Company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at June 30, 2002 is as follows:

	                                     Fulton        Regulatory
                                           Bancshares	     Minimum
                                           Corporation    Requirements
Leverage ratio                                10.2%           4.0%
Risk based capital ratios:
   Tier I (core capital)                      14.3%           4.0%
   Combined tier I and tier II (core
      capital plus allowance for loan
      losses)                                 15.1%           8.0%

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.


                        BALANCE SHEET ANALYSIS
                               (In 000's)

                                               Second          Second
                                             Quarter 2002   Quarter 2001
          ASSETS
Federal funds sold                            $   1,194        $   2,852
Securities available for sale                    36,708           21,348
Other investments                                   876            1,177
Loans                                           104,376          104,058
         Total interest-earning assets          143,154          129,435
Cash and due from banks                           3,891            3,744
Bank premises and equipment                       3,862            3,583
All other assets                                  6,519            5,466
Allowance for loan losses                    (      869)      (      875)
         Total assets                         $ 156,557        $ 141,353

          LIABILITIES
Interest-bearing deposits in domestic
   offices                                    $ 107,969        $  98,618
Federal funds purchased                             289               51
Other short-term borrowings                      15,086           15,000
         Total interest-bearing liabilities     123,344          113,669
Noninterest-bearing deposits                     16,140           12,185
All other liabilities                             1,409              941
          Total liabilities                     140,893          126,795

          STOCKHOLDERS' EQUITY
Common stockholders' equity                      15,812           14,641
Net unrealized holding losses, net of tax    (      148)      (       83)
         Total stockholders' equity              15,664           14,558
         Total liabilities and stockholders'
            equity                            $ 156,557        $ 141,353

PART II - OTHER INFORMATION




Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit Number Referred to         Description of
             Item 601 of Regulation S-K             Exhibit

                       99                    Report of Independent
                                             Accountant on Interim
                                             Financial Statements

                       99.1                  Certification of Chief
                                             Executive Officer
                                             pursuant to 18 U.S.C.
                                             Section 1350

                       99.2                  Certification of Chief
                                             Financial Officer
                                             pursuant to 18 U.S.C.
                                             Section 1350

        (b)  Reports on Form 8-K

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







                                         /s/Clyde H. Bookheimer
                                         Clyde H. Bookheimer,
                                         President and Chief
                                         Executive Officer




Date  July 31, 2002                      /s/Doriann Hoffman
                                         Doriann Hoffman,
                                         Vice President
                                         (Principal Financial
                                         Officer)

                             EXHIBIT 99


                     INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of June 30, 2002 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the interim periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the corporation's management.

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




	/s/ Smith Elliott Kearns & Company, LLC

	SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
July 31, 2002

                              EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clyde H. Bookheimer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Clyde H. Bookheimer
                                     Chief Executive Officer
                                     July 31, 2002

                              EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Doriann Hoffman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                    /s/Doriann Hoffman
                                    Chief Financial Officer
                                    July 31, 2002






Page 1 of 26 pages