Form 10-Q
period 2002-09-30
FULTON BANCSHARES CORP
filed 2002-11-14
CIK 850626

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    September 30, 2002
                         ------------------
Commission file number:  33-850626
                         ------------------


                    FULTON BANCSHARES CORPORATION
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1598464
-----------------------------------------        ------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                          17233
-----------------------------------------        ------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
 area code:                                        (717) 485-3144
                                                 ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X       No
                        ------        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at October 31, 2002
----------------------------------    -------------------------------
(Common stock, .625 par value)                   492,770

                      FULTON BANCSHARES CORPORATION

                                 INDEX


                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - September 30, 2002
     and December 31, 2001                                           4
   Condensed consolidated statements of income - three months
     ended September 30, 2002 and 2001                               5
   Condensed consolidated statements of comprehensive income -
     three months ended September 30, 2002 and 2001                  6
   Condensed consolidated statements of income - nine
     months ended September 30, 2002 and 2001                        7
   Condensed consolidated statements of comprehensive income -
     nine months ended September 30, 2002 and 2001                   8
   Condensed consolidated statements of cash flows - nine months
     ended September 30, 2002 and 2001                               9
   Notes to condensed consolidated financial statements        10 - 11

   Management's discussion and analysis of financial
     condition and results of operations                       12 - 19

PART II - OTHER INFORMATION                                         20

   Signatures                                                       21

   Certifications of Principal Executive Officer and Principal
     Financial Officer                                         22 - 25

   Exhibits                                                    26 - 28

                      PART I - FINANCIAL INFORMATION


    FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30,  December 31,
                                              2002           2001
                                           (Unaudited)
                                                 (000 Omitted)
ASSETS
Cash and due from banks                      $    3,827     $   5,529
Available-for-sale securities                    37,496        30,799
Federal Reserve, Atlantic Central Bankers
   Bank, Federal Home Loan Bank,
   at cost which approximates market              1,356         1,101
Loans, net of allowance for loan losses         105,810       103,656
Bank building, equipment, furniture &
   fixtures, net                                  3,919         3,674
Other real estate owned                               0            83
Accrued interest/dividends receivable             1,069           903
Cash surrender value of life insurance            4,600         4,431
Other assets                                        609           679
                                             ----------     ---------
         Total assets                        $  158,686     $ 150,855
                                             ==========     =========
LIABILITIES
Deposits:
   Noninterest-bearing deposits	             $   15,159     $  13,486
   Interest-bearing deposits:
      Savings deposits                           32,735        29,230
      Time deposits                              67,585        74,322
         Total deposits	                        115,479       117,038
Accrued interest payable                            249           425
Other borrowed money                             25,500        17,325
Other liabilities                                   995           823
                                             ----------     ---------
         Total liabilities                      142,223       135,611
                                             ----------     ---------

STOCKHOLDERS' EQUITY
Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 492,770
   shares issued and outstanding at
   September 30, 2002 and December 31, 2001 	    310           310
Surplus                                           2,051         2,051
Retained earnings                                13,945        13,036
Net unrealized gains/(losses)
   available - for-sale securities                  247    (       63)
Treasury stock:  2,230 shares,at cost	    (        90)   (       90)
                                             ----------     ---------
         Total stockholders' equity              16,463        15,244
                                             ----------     ---------
         Total liabilities and
            stockholders' equity             $  158,686     $ 150,855
                                             ==========     =========

*  Condensed from audited financial statements

       The accompanying notes are an integral part of these condensed financial statements.

    FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                           (UNAUDITED)

                                           September 30,   September 30,
                                              2002             2001
                                                   (000 Omitted)
Interest & Dividend Income                 $    1,923        $    2,139
   Interest & fees on loans
   Interest & dividends on investment
      securities:
      U.S. Government securities                  230               199
      Obligations of state & political
         subdivisions                              27                32
   Interest on federal funds sold                   7                21
   Other interest & dividend income               313 	            174
                                           ----------        ----------
         Total interest & dividend income       2,500 	          2,565
                                           ----------        ----------
Interest Expense
   Interest on deposits                           878             1,150
   Interest on federal funds purchased              2                 0
   Interest on other borrowed money               238               226
                                           ----------        ----------
      Total interest expense                    1,118             1,376
                                           ----------        ----------

      Net interest income before provision
         for loan losses                        1,382             1,189
Provision for loan losses                         115 	              0
                                           ----------        ----------
Net interest income after provision for
   loan losses	                                1,267             1,189
                                           ----------        ----------

Other Income
   Service charges on deposit accounts             55                46
   Other fee income                                38                22
   Other non-interest income                       64                68
   Securities gains (losses)                        0                 0
                                           ----------        ----------
         Total other income                       157               136
                                           ----------        ----------
Other Expense
   Salaries and employee benefits                 452               416
   Fixed asset expenses (including
      depreciation)                               175               182
   FDIC insurance premiums                          5                 5
   Other noninterest expenses                     333               268
                                           ----------        ----------
         Total other expenses                     965               871
                                           ----------        ----------
         Net income before income taxes           459               454
Applicable income taxes                            78                95
                                           ----------        ----------
         Net income                        $      381        $      359
                                           ==========        ==========

Weighted average number of shares
   outstanding                             $  492,770        $  492,745
Net income per share                       $     0.77        $     0.73
Cash dividends declared per share          $     0.26        $     0.25

         The accompanying notes are an integral part of these
                    condensed financial statements.

    FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (UNAUDITED)


                                               2002              2001
                                                   (000 Omitted)
Net income                                    $ 381             $ 359

Other comprehensive income, net of tax
   Unrealized gain (loss) on investments
      available for sale                        306               125
                                              -----             -----
Comprehensive income                          $ 687             $ 484
                                              =====             =====

































       The accompanying notes are an integral part of these
                   condensed financial statements.

     FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)

                                                    2002              2001
                                                         (000 Omitted)
Interest & Dividend Income
   Interest & fees on loans                      $    5773         $  6,562
   Interest & dividends on investment securities:
      U.S. Government securities                       717              560
      Obligations of state & political
         subdivisions                                   79              108
   Interest on federal funds sold                       12               52
   Other interest & dividend income                    937              400
                                                 ---------         --------
         Total interest & dividend income            7,518            7,682
                                                 ---------         --------
Interest Expense
   Interest on deposits                              2,617            3,409
   Interest on federal funds purchased                   3                1
   Interest on other borrowed money                    694              724
                                                 ---------         --------
         Total interest expense                      3,314            4,134
                                                 ---------         --------
Net interest income before provision for
   loan losses                                       4,204            3,548
Provision for loan losses                              240               15
                                                 ---------         --------

Net interest income after provision for
   loan losses                                       3,964            3,533
                                                 ---------         --------
Other Income
   Service charges on deposit accounts                 146              133
   Other fee income                                    120               77
   Other non-interest income                           208              198
   Securities gains (losses)                             1               26
                                                 ---------         --------
         Total other income                            475              434
                                                 ---------         --------
Other Expense
   Salaries and employee benefits                    1,311            1,190
   Fixed asset expenses (including depreciation)       552              547
   FDIC insurance premiums                              15               15
   Other noninterest expenses                          956              831
                                                 ---------         --------
         Total other expenses                        2,834            2,583
                                                 ---------         --------

         Net income before income taxes              1,605            1,384
Applicable income taxes                                351              316
                                                 ---------         --------
         Net income                             $    1,254         $  1,068

Weighted average number of shares outstanding   $  492,770         $492,745
Net income per share                            $     2.54         $   2.17
Cash dividends declared per share               $      .70         $    .65

      The accompanying notes are an integral part of these
                 condensed financial statements.

     FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                (UNAUDITED)

                                                    2002             2001
Net income                                        $ 1,254          $ 1,068

Unrealized gain (loss) on investments
   available for sale, net of tax                     309              160

Reclassification adjustment for gains
   (losses) included in net
   income, net of tax                                   1	        26
                                                  -------          -------
Comprehensive income                              $ 1,564          $ 1,254
                                                  =======          =======

































      The accompanying notes are an integral part of these
                   condensed financial statements.

     FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)

	                                                2002         2001
Cash flows from operating activities:
   Net income	                                      $  1,254 	  $   1,068
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                        248          270
      Provision for loan losses                            240           15
      Gain on sale - Securities	                     (       1)	  (      26)
      Gain on sale - OREO                            (       9)           0
      Other - Net                                    (     428)   (     177)
                                                      --------     --------
Net cash provided by operating activities                1,304        1,150
                                                      --------     --------
Cash flows from investing activities:
   Purchase of investment securities -
        Available-for-sale                           (  21,478)   (  17,578)
   Purchase of Federal Home Loan Bank Stock          (     255)         419
   Sales of available-for-sale securitieS                  825        1,720
   Maturities of available-for-sale securities          14,426       11,438
   Net (increase) in loans                           (   2,394)   (   3,795)
   Sale of OREO                                             92            0
   Purchases of & deposits on bank premises and
      equipment - net                                (     493)   (     156)
                                                      --------     --------
Net cash provided (used) by investing activities     (   9,277)   (   7,952)
                                                      --------     --------
Cash flows from financing activities:
   Net increase (decrease) in deposits               (   1,559)      15,275
   Dividends paid                                    (     345)   (     320)
   Net increase (decrease) in other borrowed money       8,175    (   5,000)
                                                      --------     --------
Net cash provided (used) by financing activities         6,271        9,955

Net increase (decrease) in cash and cash equivalents (   1,702)	      3,153

Cash and cash equivalents, beginning balance             5,529        4,276
                                                      --------     --------
Cash and cash equivalents, ending balance             $  3,827    $   7,429
                                                      ========    =========
Supplemental disclosure of cash flows information:
Cash paid during the period for:
      Interest                                        $  3,148    $   3,483
      Income taxes                                         572          371

Supplemental schedule of noncash investing and
   financing activities:
   Change in net unrealized gain on investments
   available for sale (net of deferred taxes)              310          186
</TABLE

                The accompanying notes are an integral part of these
                       condensed financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2002
                     (UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on the review is attached as
Exhibit 99 to the 10-Q filing.

Note 1.	Basis of Presentation

The financial information presented at and for the three and nine months ended September 30, 2002 and 2001 is unaudited. Information presented at December 31, 2001 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 6.	Investment Securities

The carrying amounts of investment securities and their approximate fair values at September 30, 2002 were as follows:

                          Amortized 	 Gross       Gross
                             Cost     Unrealized   Unrealized
                                         Gains      (Losses)      Fair Value
Debt and equity securities available for sale:

FNMA/FHLMC non -
   cumulative
   preferred stocks	$ 14,329,151   $ 150,000   ($ 280,151)   $ 14,199,000
State & municipal
   securities              2,082,203      70,034   (   11,061)      2,141,176
U.S. Government
   agencies               14,179,892     329,446            0      14,509,338
Mortgage-backed
   securities              5,400,555      14,064   (   11,619)      5,403,000
Corporate bonds              997,332     121,118            0       1,118,450
Equity securities            132,000       3,700   (   10,700)        125,000
                         -----------   ---------   -----------   ------------
                        $ 37,121,133   $ 688,362   ($ 313,531)   $ 37,495,964

There were no securities categorized "Held-to-maturity" or "Trading" at September 30, 2002.

Note 7.	Comprehensive Income

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

                 FULTON BANCSHARES CORPORATION

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

OVERVIEW

	Net after tax income for the first nine months of 2002 was $1,254,000 compared to $ 1,068,000 for the same period in 2001, representing an increase of $ 186,000, or 17.4%. Net income on an adjusted per share basis for the first nine months of 2002 was $ 2.54, an increase of $ .37 from the $ 2.17 per share realized during the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

              Third Quarter 2002 vs. Third Quarter 2001

	Interest income for the third quarter of 2002 was $ 2,500,000 compared with $ 2,565,000 earned during the same period in 2001, for a decrease of $ 65,000, or 2.5%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments and a higher average balance of investments, which typically produce lower yields than loans, in 2002 compared with the same period in 2001. Management expects average rates earned to decrease over the rest of 2002.

	Interest expense for the third quarter of 2002 was $ 1,118,000, a decrease of $ 258,000, or 18.8% over the $ 1,376,000 incurred for the same period in 2001. The decrease was due primarily to a decrease in interest rates paid on deposits and short-term borrowings. Management expects average rates paid to decrease over the rest of 2002.

	Net interest income for the third quarter of 2002 totaled
$ 1,382,000, up $ 193,000, or 16.2%, from the third quarter of
2001.

              Nine Months 2002 vs. Nine Months 2001

	Interest income for the first nine months of 2002 was $ 7,518,000 compared with $ 7,682,000 for the nine months ended September 30, 2001, for a decrease of $ 164,000, or 2.1%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments and a higher average balance of investments, which typically produce lower yields than loans, in 2002 compared with the same period in 2001. Management expects average rates paid to decrease over the rest of 2002.

	Interest expense for the first nine months of 2002 was $ 3,314,000, a decrease of $820,000, or 19.8% over the $ 4,134,000 incurred for the same period in 2001. The decrease was due primarily to a significant decrease in interest rates paid on deposits and short-term borrowings. Management expects average rates paid to decrease over the rest of 2002.


NET INTEREST MARGIN

	The net interest margin for the first nine months of 2002 was 3.99% compared with 3.68% for the first nine months of 2001. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

NON-INTEREST INCOME

            Third Quarter 2002 vs. Third Quarter 2001

	Third quarter 2002 non-interest income increased to $ 157,000 from $ 136,000, or 15.4%. Service charges on deposit accounts increased $ 9,000, or 19.6%. Other fee income increased
$ 16,000, or 72.7%, primarily as a result of instituting ATM surcharges. Other non-interest income decreased 5.9%. No securities gains or losses were reported for the third quarter 2002 or 2001.

              Nine Months 2002 vs. Nine Months 2001

	Non-interest income for the first nine months of 2002 increased 9.4% over the same period in 2001. Service charges on deposit accounts increased $ 13,000, or 9.8%. Other fee income increased $ 43,000, or 55.8%, primarily as a result of instituting ATM surcharges. Other non-interest income increased $ 10,000, or 5.1%, primarily due to a $ 9,000 gain on sale of OREO reported in 2002. Securities gains of $ 1,000 were reported for the first nine months of 2002 compared with $ 26,000 for the same period in 2001.

NON-INTEREST EXPENSES

            Third Quarter 2002 vs. Third Quarter 2001

	Non-interest expenses for the third quarter of 2002 totaled $ 965,000, an increase of $ 94,000, or 10.8%, over the $ 871,000 for the third quarter of 2001. Salaries and employee-related expenses were up $ 36,000, or 8.7%, primarily due to the addition of personnel to staff a branch office opened in early February, 2002, and merit pay increases. Fixed asset expenses decreased $ 7,000, or 3.8%, primarily due to increased equipment and building maintenance costs and depreciation expense associated with the opening of a new branch in February 2002, offset by reduced depreciation expense on assets that became fully depreciated at the end of 2001. Other non-interest expenses increased by $ 65,000, or 24.3%, due to increases in advertising and promotion costs, OCC assessments, data processing, PA shares tax, telephone, and other operating expenses.


             Nine Months 2002 vs. Nine Months 2001

Non-interest expenses for the first nine months of 2002 totaled
$ 2,834,000, an increase of $ 251,000, or 9.7%, over the $ 2,583,000 for the same period of 2001. Salaries and employee-related expenses were up $ 121,000, or 10.2%, primarily due to the addition of personnel to staff a branch office opened in early February, 2002, and merit pay increases. Fixed asset expenses increased $ 5,000, or 0.9%, primarily due to increased equipment and building maintenance costs and depreciation associated with the opening of a new branch in February 2002, partially offset by decreased depreciation expense on assets that became fully depreciated at the end of 2001. Other non-interest expenses increased to $ 125,000, or 15.0%, due to increases in advertising and promotion costs, OCC assessments, data processing, PA shares tax, telephone, and other operating expenses.


INCOME TAXES

	The income tax provision for the third quarter of 2002 was $ 78,000 compared with $ 95,000 for the third quarter of 2001, while the provision was $ 351,000 for the nine months ended September 30, 2002 compared to $ 316,000 for the first nine months of 2001. Effective income tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were as follows:

Three Months Ended September 30	Nine Months Ended September 30

             2002     2001      2002     2001
             17.0%    20.9%     21.9%    22.8%

PROVISION FOR LOAN LOSSES

	A $ 240,000 provision for loan losses was made for the first nine months of 2002 compared with $ 15,000 for the first nine months of 2001. The provisions were made based on management's evaluation of the reserve for possible loan losses at September 30, 2002 and 2001.


	A summary of the allowance for loan losses for the nine month periods is as follows:

                  ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (In 000's)

                                          September 30,  September 30,
                                              2002           2001
Allowance for loan losses
   Beginning of period                      $    845       $    847
                                            --------       --------
   Loans charged-off during the period:
      Real estate loans                            0              0
      Installment loans                           50             20
      Commercial and all other loans               4             13
                                            --------       --------
         Total Charge-offs                        54             33
                                            --------       --------
Recoveries of loans previously charged-off:
   Real estate loans                               0              0
   Installment loans                               3             14
   Commercial and all other loans                  1              2
                                            --------       --------
         Total Recoveries                          4             16
                                            --------       --------
Net loans (charged-off) received           (      50)     (      17)
Provision for loan losses charged to
   operations                                    240             15
                                            --------       --------
Allowance for loan losses-end of period     $  1,035       $    845
                                            ========       ========

	Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30:

                        NONPERFORMING LOANS
                            (In 000's)

                                        90 Days of More   Nonaccrual
                                           Past Due          Status
                                        2002     2001      2002     2001
Real estate loans                     $ 1,580   $  105    $  80    $ 268
Installment loans                           5       12        0        0
Demand and time loans                      94      285        0       34
                                      -------   ------    -----    -----
Total loans                           $ 1,679   $  402    $  80    $ 302
                                      =======   ======    =====    =====

	There were no restructured loans for any of the time periods set forth above.

		The bank utilizes a comprehensive systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. Each quarter the loan portfolio is categorized into various pools as follows:

POOL #1   Specific allowances for any individually identified
             problem loans
POOL #2   Commercial
POOL #3   Residential Real Estate
POOL #4   Consumer Demand and Installment
POOL #5   Farm Loans
POOL #6   Off-Balance Sheet Commitments

		Lines of credit and non-secured commercial loans with balances of $ 250,000 and over are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified as substandard are individually reviewed. Allocations to the allowance for loan losses are based upon classifications assigned to those specific loans.

		Loan classifications utilized are based on past experience and are as follows:

                                      Allowance Factors
                                      -----------------
                      Loss               Charge-off
                      Doubtful              50%
                      Substandard            3%
                      Special Mention        1%

		The remaining portion of the pools are evaluated as groups with allocations made to the allowance based on historical loss experience, current and anticipated trends in delinquencies, trends in volume and terms of loans, concentrations or credit, and general economic conditions within the bank?s trading area.

		Delinquencies and losses are well below peer group averages and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity or capital.

		The reasons for the increase in the provision for loan losses for the nine months ended September 30, 2002 compared to 2001 are significant increases in delinquent and classified loans. Delinquencies 30-89 days and still accruing have increased 60.1% over the past four quarters and represent 4.3% of total loans reported at September 30, 2002 compared with 3.1% at September 30, 2001. Real estate loan delinquencies represent 85.6% of total loans delinquent 30-89 days compared with 78.4% at September 30, 2001.
Loans past due 90 days or more still accruing interest have increased 317.7% over the past four quarters and represent 1.6% of total loans at September 30, 2002 compared with 0.4% at September 30, 2001. Ninety-four percent of the total loans 90 days or more delinquent were fully secured by real estate. Classified loans on September 30, 2002 were $ 4,874,000 compared with $ 2,569,000 on September 30, 2001, an increase of 89.7%. The Bank has identified farm loans as a concentration of credit. At
September 30, 2002, farm loans comprised $ 3,680,000, or 75.5% of the classified loans.

FINANCIAL CONDITION

	Assets

	Total assets on September 30, 2002 were $ 158,686,000 compared with $ 150,855,000, on December 31, 2001 for an increase of 5.2%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on September 30, 2002 stood at $ 105,810,000 an increase of 2.1% from $ 103,656,000 on December 31, 2001. The loan loss reserve at September 30, 2002 was $ 1,035,000 and is considered adequate, in management?s judgment, to absorb possible loan losses on existing loans.

	Liabilities

	Total deposits decreased 1.3% to $ 115,479,000 as of September 30, 2002 compared with $ 117,038,000 at December 31, 2001. Non-interest-bearing demand deposits and interest-bearing savings deposits increased 12.4% and 12.0%, respectively, while interest-bearing time deposits decreased 9.1%.

	Capital

	Total equity capital as of September 30, 2002 was $ 16,463,000, representing 10.4% of total assets, an increase of $ 1,219,000 from the $ 15,244,000 reported on December 31, 2001.
Accumulated earnings for the first nine months of 2002 and $ 310,000 increase in net unrealized gains (net of tax effect) were partially offset by dividends declared and paid of $ 345,000. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open and privately negotiated transactions, up to 2% of its shares of outstanding common stock. As of September 30, 2002, the company had repurchased 2,230 shares, representing 0.45% of its shares of outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders? investment while retaining adequate earnings to allow for continued growth.

REGULATORY CAPITAL

	The Company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation?s capital ratios to regulatory minimum requirements at September 30, 2002 is as follows:

                                         Fulton        Regulatory
                                       Bancshares        Minimum
                                       Corporation	Requirements

     Leverage ratio                      10.20%           4.0%
     Risk-based capital ratios:
        Tier I (core capital)            14.50%           4.0%
        Combined tier I and tier II
           (core capital plus
           allowance for loan losses     15.42%           8.0%

BALANCE SHEET ANALYSIS

	The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                      AVERAGE BALANCE SHEETS
                             (In 000's)

                                             Third Quarter
                                           2002          2001
     ASSETS
Federal funds sold                       $   1,577     $   2,736
Securities available for sale               38,258        25,597
Other investments                              965           833
Loans                                      105,617       105,887
                                         ---------     ---------
   Total interest-earning
      assets                               146,417       135,053
Cash and due from banks                      3,517         3,612
Bank premises and equipment                  3,936         3,551
All other assets                             6,025         5,608
Allowance for loan losses               (      931)   (      867)
                                         ---------     ---------
   Total Assets                          $ 158,964     $ 146,957
                                         =========     =========

     LIABILITIES

Interest-bearing deposits
   domestic offices                      $ 109,047     $ 103,237
Federal funds purchased                        362             0
Other borrowings                            17,121        15,000
                                         ---------     ---------
     Total interest-bearing
        liabilities                        126,530       118,237
Noninterest-bearing deposits                15,479        13,038
All other liabilities                          971           891
                                         ---------     ---------
     Total Liabilities                     142,980       132,156

     STOCKHOLDERS' EQUITY

Common stockholder's equity              $  15,891     $  14,869
Net unrealized holding gains
   (losses), net of tax                         93    (       68)
     Total stockholders'
        equity                              15,984        14,801
                                         ---------     ---------
     Total liabilities and
        stockholders'
        equity                           $ 158,964     $ 146,957
                                         =========     =========


CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the company concluded that the company?s disclosure controls and procedures were adequate.

(b)	Changes in internal controls.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.

                      PART II - OTHER INFORMATION




Item 1 - Legal Proceedings
--------------------------
         None

Item 2 - Changes in Securities
------------------------------
         None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         None

Item 5 - Other Information
--------------------------
         None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
         (a)  Exhibits

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







Date:  October 31, 2002                  /s/Clyde H. Bookheimer
      ---------------------              ------------------------------
                                         Clyde H. Bookheimer,
                                         President and Chief
                                         Executive Officer




Date: October 31, 2002                   /s/Doriann Hoffman
      ---------------------              -----------------------------
                                         Doriann Hoffman,
                                         Vice President
                                         (Chief Financial
                                         Officer)

                              CERTIFICATION


I, Clyde H. Bookheimer, President and CEO, certify, that:
   --------------------------------------

	1.	I have reviewed this quarterly report on Form 10-Q of
Fulton Bancshares Corporation.
------------------------------

	2.	Based on my knowledge, the quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

	3.	Based on my knowledge, the financial statements, and
other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

	4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

	(a)	designed such disclosure controls and procedures
to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

	(c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date.

	5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	(a)	all significant deficiencies in the design or
operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls.

	6.	The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   October 31, 2002        By:/s/Clyde H. Bookheimer
        ----------------           ---------------------------
                                   Clyde H. Bookheimer
                                   President & CEO
                                   (Principal Executive Officer)

                       CERTIFICATION


I, Doriann Hoffman, Vice President and CFO, certify, that:
   ---------------------------------------

	1.	I have reviewed this quarterly report on Form 10-Q of
Fulton Bancshares Corporation.
------------------------------

	2.	Based on my knowledge, the quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

	3.	Based on my knowledge, the financial statements, and
other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

	4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

	(a)	designed such disclosure controls and procedures
to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

	(c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date.

	5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	(a)	all significant deficiencies in the design or
operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls.

	6.	The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	October 31, 2002	By:  /s/Doriann Hoffman
        ----------------    	     --------------------------
                                     Doriann Hoffman
                                     Vice President and CFO
                                     (Principal Financial Officer)

                           EXHIBIT 99


                   INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


	We have reviewed the accompanying condensed consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of September 30, 2002 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the interim periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the corporation's management.

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




                       /s/ Smith Elliott Kearns & Company, LLC
                       ----------------------------------------
                       SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
November 8, 2002

                              EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clyde H. Bookheimer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Clyde H. Bookheimer
                                     ----------------------------
                                     Chief Executive Officer
                                     October 31, 2002

                              EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Doriann Hoffman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                    /s/Doriann Hoffman
                                    -----------------------------
                                    Chief Financial Officer
                                    October 31, 2002






Page 36 of 36 pages