Form 10-K
period 2002-12-31
FULTON BANCSHARES CORP
filed 2003-03-31
CIK 850626

- 48 -
                          FORM 10-K

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002
                          -----------------
Commission file number:   33-85626
                          --------


                FULTON BANCSHARES CORPORATION
                -----------------------------
   (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                    25-1598464
-------------------------------            ----------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)         Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                          17233
----------------------------                   ------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number,
 including area code:                        (717) 485-3144
                                            ---------------

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
             Yes   X    No
                 -----      -----

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K (229.405 of this
chapter) is not contained herein and will not be contained,
to the best of registrant's knowledge, in definitive proxy
or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.
   X
------

Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Act).
Yes          No    X
     -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                       Outstanding at March 20, 2003
------------------------------ -----------------------------
(Common stock, .625 par value)           492,810

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended December 31, 2002 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Security Holders to be held April 21, 2003 are incorporated by reference in Part III of this Form 10-K.

                FULTON BANCSHARES CORPORATION

                          FORM 10-K

                            INDEX


Page
Part I

   Item 1.  Business                                         4 - 15
   Item 2.  Properties                                           16
   Item 3.  Legal Proceedings                                    16
   Item 4.  Submission of Matters to a Vote of Security
Holders   16

Part II

   Item 5.  Market for Registrant's Common Equity and
Related
            Stockholder Matters                                  17
   Item 6.  Selected Financial Data                              17
   Item 7.  Management's Discussion and Analysis of
Financial
            Condition and Results of Operations                  17
   Item 8.  Financial Statements and Supplementary Data     17 - 26
   Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure               26

Part III

   Item 10.  Directors and Executive Officers of the
Registrant                                                       27
   Item 11.  Executive Compensation                              27
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                      27
   Item 13.  Certain Relationships and Related Transactions      27
   Item 14.  Controls and Procedures                             28

Part IV

   Item 15.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                            29 - 30

   Signatures                                                    31

   Certification of Chief Executive Officer required by
      Form 10-K                                                  32

   Certification of Chief Financial Officer required by
      Form 10-K                                                  33

PART I

Item 1.   Business.

Description of the Company

          Fulton Bancshares Corporation (the "Company"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising the Fulton County National Bank and Trust Company (the "Bank"), and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation ("FCCDC"), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had minimal activity in 2002, and has no employees.

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

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act") permits interstate banking to occur. Bank holding companies, pursuant to an amendment to the Bank Holding Company Act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks has been permitted since September 29, 1997 if the bank is adequately capitalized and demonstrates good management.

          The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted in August of 1989. This law was enacted primarily to improve the supervision of savings associations by strengthening capital, accounting, and other supervisory standards. In addition, FIRREA reorganized the FDIC by creating two deposit insurance funds to be administered by the FDIC: The Savings Association Insurance Fund and the Bank Insurance Fund. Customers' deposits held by the Bank are insured under the Bank Insurance Fund. FIRREA also regulates real estate appraisal standards and the supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank.

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

          The Bank engages in a full service commercial and consumer banking business, including the acceptance of time and demand deposits and the making of secured and unsecured commercial and consumer loans, and offers trust services through its affiliation with Sentry Trust Company. The Bank's primary service area is located in Fulton County, Pennsylvania. Specifically, the main office of the Bank is located in McConnellsburg, the county seat. Within the defined service area of the Bank's main office, the banking business is highly competitive. In addition to local community banks, the Bank competes with regionally-based commercial banks, all of which have greater assets, capital and lending limits. The Bank also competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities.

          In order to compete effectively in this market and to obtain business from individuals, small and medium-sized businesses and professionals, the Bank offers specialized services such as extended hours of operation and personal and business checking accounts at competitive rates in addition to traditional commercial and consumer banking and trust services. The Bank accepts time, demand, and savings deposits, including passbook accounts, statement savings accounts, NOW accounts, money market accounts, certificates of deposit, and club accounts. The Bank makes secured and unsecured commercial, consumer, mortgage, and construction loans. Consumer loans include revolving credit lines. The following support services are offered by the Bank to make financial management more efficient and convenient for its customers: bank by mail, direct deposit, drive-in banking, Federal Tax Depository, automatic teller machine, night deposit services, notary public services, payroll deduction plan, bond coupon collections, foreign money exchange, safe deposit boxes, signature guarantees, travelers checks, money orders, cashiers checks, treasury securities, U.S. Savings Bonds, individual retirement accounts, and utility and municipal payments. The Bank also offers its customers access to discount brokerage services, mutual funds, and other alternative investment products through its affiliation with Sentry Trust Company. The Bank expects to experience a modest increase in growth.

Lending Activities

          It is the Bank's general policy to grant all of its loans in its primary trade area. This trade area includes all of Fulton County, southern Huntington County, western Franklin County, eastern Bedford County, and the Hancock, Maryland area. The Bank's lending objectives are as follows: (1) to establish a diversified loan portfolio composed of a predetermined mix of mortgage loans, commercial loans, consumer loans and all other loan types;
(2) to provide a satisfactory rate of return to its shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, and collateral quality; and, (3) to provide protection for its depositors by maintaining a predetermined level of loans to deposits to ensure liquidity. The Bank recognizes that the lending of money is a community responsibility which involves a degree of credit risk and is willing to undertake such risks by utilizing standard banking procedures and making prudent judgments when extending credit.

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

Loan Loss Reserve

          The provision for loan losses was $ 255,000 in 2002 compared to $ 15,000 in 2001. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. The Corporation's history of net charge-offs has traditionally been better than peer group performance with an average rate of less than .10% of average loans outstanding over the past five years and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity, or capital. Though this trend is expected to continue, management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

          Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

<CAPTION
                          90 Days or More  Nonaccrual Status
                              Past Due
                           2002     2001     2002      2001
Loans secured by real        $ 59     $ 567   $ 1,525    $ 269
estate
Personal loans                 11        48         0        0
Commercial and other loans      0       307        71       20
                             ----     -----   -------    -----
     Total loans            $ 70     $ 922   $ 1,596    $ 289
                            ====     =====   =======    =====


          There were no restructured loans for any of the time periods set forth above.

          The Corporation utilizes a comprehensive, systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. Each quarter, the loan portfolio is categorized into various pools as follows:

          Pool #1 Specific allowances for any individually identified problem loans
          Pool #2  Commercial
          Pool #3  Residential Real Estate
          Pool #4  Consumer Demand and Installment
          Pool #5  Farm Loans


          Business lines of credit and commercial loans with balances of $250,000 and over are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified as substandard are individually reviewed. Allocations to the allowance for loan losses are based upon classifications assigned to those specific loans.



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


          The remaining portion of the pools are evaluated as groups with allocations made to the allowance based on historical loss experience, current and anticipated trends in delinquencies, trends in volume and terms of loans, concentrations of credit and general economic conditions within the Corporation's trading area.

          The reasons for the increase in the provision for loan losses for 2002 compared to 2001 are significant increases in nonaccrual and classified loans. Nonaccrual loans have increased more than 450% over the past four quarters and represent 1.5% of total loans. At December 31, 2002, ninety-one percent of loans on nonaccrual status were fully-secured farm loans. Classified loans on December 31, 2002 were $ 4,264,000 compared to $ 2,040,000 on December 31, 2001, an increase of 109%.

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

Employees

          As of December 31, 2002, the Bank has forty-seven
(47) full-time equivalent employees.

Supervision and Regulation - The Bank

          The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. The operations of the Bank are also subject to regulations of the Comptroller, the Federal Reserve Board, and the FDIC. The primary supervisory authority of the Bank is the Comptroller, which regulates and examines the Bank. The Comptroller has authority to prevent national banks from engaging in unsafe or unsound practices in conducting their businesses.

          Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches. Under Pennsylvania law, the Bank may establish or acquire branch offices, subject to certain limitations, in any county of the state. National bank branches, however, may be established within the permitted area only after approval by the Comptroller.

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

Garn-St Germain

          The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities. The 1982 Act also amended FIRA (see above) by changing the statutory limits on lending by a bank to its executive officers, directors, principal shareholders, or related interests thereof and by relaxing certain reporting requirements. The 1982 Act, however, also tightened FIRA provisions respecting management interlocks and correspondent bank relationships involving a bank's management personnel.

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

Prompt Corrective Action

          In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:
(1) the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings, or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

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

          The earnings of the Bank, and therefore the earnings of the Company are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the Comptroller, and the FDIC.

          In addition to banking and securities laws, regulations and regulatory agencies, the Company also is subject to various other laws, regulations, and regulatory agencies throughout the United States. Furthermore, various proposals, bills, and regulations have been and are being considered in the United States Congress, and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Company. It cannot be predicted whether new legislation or regulations will be adopted and, if so, how they would affect the Company.

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

Item 2.   Properties

          The main administrative office of the Bank, which also includes a drive-up facility, is located in McConnellsburg, Pennsylvania. The Bank currently has seven branch offices one of which is located at Penn's Village on Route 16 at the east end of McConnellsburg, Pennsylvania. This branch office opened on May 11, 1981. In addition, the Bank installed an ATM at the Penn's Village Shopping Center in March, 1989. The Bank also serves the communities surrounding the Pennsylvania/Maryland border through its branch office located in Warfordsburg, Pennsylvania. This branch opened for business on April 4, 1983. On the same day, a third branch office was opened in Hustontown, Pennsylvania, which services northern Fulton County. Finally, to service the southern end of Huntington County, the Bank acquired a branch in Shade Gap, Pennsylvania, on September 26, 1988. On July 15, 1999, the Bank opened a branch, including an ATM, at the Sandy Ridge Mall in Orbisonia, PA. To service the western portion of Franklin County, the Bank opened a branch, including an ATM, on Route 30 in St. Thomas, PA on November 15, 1999. On February 11, 2002, the Bank opened a branch in Breezewood, Pennsylvania, including an ATM, to service eastern Bedford County. On January 7, 1997 ATM's were opened at the Warfordsburg and Hustontown branches. In June, 1998 the Bank opened an ATM at the Shade Gap branch and added an ATM to its main office drive-up facility. The main office, Warfordsburg, Hustontown, Orbisonia and Breezewood branches are owned by the Bank. The Penn's Village branch is rented.

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

PART II

Item 5.   Market for Registrant's Common Stock and Related
Security
             Holder Matters.

          The corporation's common stock is traded on a limited basis in the local over-the-counter market. As of December 31, 2002, the approximate number of shareholders of record was 525. Market prices at the end of each quarter are based on the latest sales prices.

          The stock market analysis and dividends for 2002 and 2001 on page 35 of the annual shareholders report for the year ended December 31, 2002 is incorporated herein by reference.

          Dividend restrictions are detailed in Note 14 of the annual shareholders report and are incorporated herein by reference.

          The Company occasionally reissues shares of stock held in Treasury as compensation for services rendered to employees. In 2002, 40 shares of treasury stock were reissued, covering compensation of $ 1,800. In 2001, 25 shares of treasury stock were reissued, covering $ 837 in compensation.

Item 6.   Selected Financial Data.

          The selected five-year financial data on page 23 of the annual shareholders' report for the year ended
December 31, 2002 is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Management's discussion and analysis of financial condition and results of operations included on pages 28 through 35 of the annual shareholders' report is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 27 of the annual shareholders' report for the year ended December 31, 2002 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders' report are submitted herewith as follows:

           Description of Statistical Information


Page
Distribution of assets, liabilities,
   and stockholders' equity - Interest
   rates and interest differential tax
   equivalent yields                                     18
Changes in net interest income tax equivalent yields     19
Investment portfolio                                     20
Loan portfolio                                           21
Summary of loan loss experience                          22
Nonaccrual and delinquent loans                          23
Allocation of allowances for loan losses                 24
Deposits/return on equity and assets                     25
Consolidated summary of operations                       26

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
   Interest Rates and Interest Differential Tax Equivalent
                           Yields
                   Years Ended December 31

ASSETS                           2002                          2001                         2000
(000 omitted)         Average    Interest   Rate    Average  Interest    Rate    Average    Interest    Rate
                      Balance                       Balance                      Balance

Investment
securities:
Taxable interest       $  34,783  $  2,102    6.0%  $  23,097  $  1,410     6.1%  $  21,209   $  1,282    6.0%
income
Nontaxable interest        2,240       102     4.6      2,817       135     4.8       3,997        200    5.0
income
                       ---------  --------    ----  ---------  --------    ----   ---------   --------   ----
Total investment          37,023     2,204     6.0     25,914     1,545     6.0      25,206      1,482    5.9
securities
Loans (net of            105,219     7,621     7.2    105,028     8,585     8.2      98,052      8,506    8.7
unearned discounts)
Other short-term             723        12     1.6      1,514        54     3.6          73          4    5.5
investments
                       ---------  --------    ----  ---------  --------    ----   ---------   --------   ----
Total interest           142,965  $  7,837    6.9%    132,456  $ 10,184     7.7%    123,331   $  9,992    8.1%
earning assets
Allowance for loan      (    920)                    (   863)                      (   815)
losses
Cash and due from          3,667                        3,601                         3,495
banks
Bank premises and          3,861                        3,572                         3,624
equipment
Other assets               5,990                        5,618                         4,369
                       ---------  --------    ----  ---------  --------    ----   ---------   --------   ----
Total assets           $ 155,563                    $ 144,384                     $ 134,004
                      =========                    =========                     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing       $  11,431  $     85      .7% $  10,992  $    199     1.8%  $  10,204   $    218    2.1%
demand deposits
Savings deposits          18,438       237     1.3     16,891       363      2.1     18,618        482     2.6
Time deposits             74,238     2,967     4.0     71,974     3,908      5.4     62,871      3,553     5.7
Short-term borrowings     19,464       982     5.0     16,389       962      5.9     15,913        957     6.0
                       ---------  --------    ----  ---------  --------    ----   ---------   --------   ----
Total interest           123,571  $  4,271     3.5%   116,246  $  5,432     4.7%    107,606   $  5,210    4.8%
bearing liabilities
Demand deposits           15,237                       12,534                        12,368
Other liabilities            905                          921                           866
                       ---------  --------    ----  ---------  --------    ----   ---------   --------   ----
Total liabilities        139,713                      129,701                       120,840
Stockholders' equity      15,850                       14,683                        13,164
                       ---------  --------    ----  ---------  --------    ----   ---------   --------   ----
Total liabilities &    $ 155,563                    $ 144,384                     $ 134,004
stockholders' equity
                       =========                    =========                     =========
Net interest                      $  5,566     3.9%            $  4,752     3.6%              $  4,782    3.9%
income/net yield on
average earning
assets
                                 ========   ====              ========    ====               ========   ====

          For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 2002, 2001, and 2000.

        FULTON BANCSHARES CORPORATION AND SUBSIDIARY

    CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                                2002 Versus 2001                 2001 Versus 2000
                             Increase (Decrease)              Increase (Decrease)
                               Due to Change in                 Due to Change in
                        Average    Average      Total      Average   Average    Total
                        Volume     Rate       Increase    Volume     Rate     Increase
                                             (Decrease)                      (Decrease)
(000 omitted)
Interest Income
Loans (net of unearned     $   15  ($ 1,007)    ($   992)     $ 631   ($ 552)     $   79
discounts)
Taxable investment            740  (     20)          720       104        24        128
securities
Nontaxable investment    (    27)  (      6)    (     33)   (   59)   (    6)     (   65)
securities
Other short-term         (    28)  (     14)    (     42)        79   (   29)         50
investments
                          -------  ---------    ---------    ------   -------     ------
Total interest income         700  (  1,047)    (    347)       755   (  563)        192
                          -------  ---------    ---------    ------   -------     ------
Interest Expense
Interest bearing                6  (    121)    (    115)        13   (   32)    (    19)
demand
Savings deposits               24  (    150)    (    126)   (   43)   (   76)    (   119)
Time deposits                 101  (  1,042)    (    941)       550   (  195)        355
Short-term borrowings         187  (    166)           21        26   (   21)          5
                          -------  ---------    ---------    ------   -------     ------
Total interest expense        318  (  1,479)    (  1,161)       546   (  324)        222
                          -------  ---------    ---------    ------   -------     ------
Net interest income                               $   814                        ($   30)
                                                  =======                        =======

          Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

        FULTON BANCSHARES CORPORATION AND SUBSIDIARY
                    INVESTMENT PORTFOLIO

          The following table shows the maturities of investment securities at book value as of December 31, 2002, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                    Within   After 1    After 5   After 10    Total
                    1 year   year but    years     years
                             within 5     but
                              years      within
                                        10 years
  (000 omitted)
Bonds:
Corporate
Book value           $   0   $    499    $  498      $   0     $  997
Yield                    0%      5.62%     4.83%        0%       5.22%

U. S. Government
agencies
Book value               0     11,589     2,649          0     14,238
Yield                    0%      2.77%     2.81%        0%       2.78%

State and municipal
Book value               0        310     1,320        456      2,086
Yield                    0%      6.06%     7.01%     7.20%       6.96%

Mortgage-Backed
Book value               0          0         0      4,644      4,644
Yield                    0%         0%        0%     2.67%       2.67%
                    ------   --------   -------    -------   --------
Total book value     $   0   $ 12,398   $ 4,467    $ 5,100   $ 21,965
                    =======  =========  ========  ========   =========
Yield                    0%      2.97%     4.28%     3.08%       3.26%
                    =======  =========  ========  ========   =========
Other Debt
Securities:
FHLMC/FNMA non-
cumulative
preferred stock
Book value                                                   $ 15,390
                                                             =========
Yield                                                            7.71%
                                                             =========
Equity Securities:
Total Equity                                                 $  1,904
Securities
                                                             =========
Yield                                                            2.40%
                                                             =========
Total Investment                                             $ 39,259
Securities
                                                             =========
Yield                                                            4.96%
                                                             =========

        FULTON BANCSHARES CORPORATION AND SUBSIDIARY

                       LOAN PORTFOLIO

          The following table presents the loan portfolio at the end of each of the last five years:

     (000 omitted)    2002       2001        2000        1999        1998
Commercial,           $ 15,171    $ 17,418   $  13,097   $ 12,294    $ 11,401
financial and
agricultural
Real estate -                0           0           0          0           0
Construction
Real estate -           82,098      78,796      80,020     69,273      58,915
Mortgage
Installment and         10,998       8,287       9,788     10,228      10,478
other personal
loans (net of
unearned discount)
                    ---------   ---------   ---------   --------    --------
Total loans         $ 108,267   $ 104,501   $ 102,905   $ 91,795    $ 80,794
                    =========   =========   =========   ========    ========

          Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages and installments) at December 31, 2002:

                             Under One   One to     Over     Total
                               Year       Five      Five
                                         Years     Years

     (000 omitted)

Commercial, financial and      $ 11,378   $ 3,034    $ 759   $ 15,171
agricultural

Real estate - Construction            0         0        0          0
                               --------   -------    -----   --------
Total                          $ 11,378   $ 3,034    $ 759   $ 15,171
                              ========   =======    =====   ========

          The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2002:

<S
                                     Fixed Rate   Variable
                                       Loans     Rate Loans
     (000 omitted)

Due within one year                    $  9,281    $ 20,568
Due after one but within five years      11,814       9,644
Due after five years                     19,791      37,169
                                      --------    --------
Total                                 $ 40,886    $ 67,381
                                      ========    ========

        FULTON BANCSHARES CORPORATION AND SUBSIDIARY
               SUMMARY OF LOAN LOSS EXPERIENCE

                                               Years Ended December 31
                                 2002        2001         2000       1999       1998
    (000 omitted)

Average total loans              $ 105,219  $ 105,028      $ 98,052  $ 87,902   $ 75,610
outstanding (net of unearned
income)
                                =========  =========      ========  ========   ========
Allowance for loan losses,      $     845   $    847      $    800  $    580   $    487
 beginning of period
Additions to provision for             255         15            45       195        185
loan losses charged to
operations
Loans charged off during the
year
Commercial                               3         20             3        14         67
Installment                             73         14            29        34         47
                                  --------    -------       -------  --------    -------
Total charge-off's                      76         34            32        48        114
                                  --------    -------       -------  --------    -------
Recoveries of loans
previously charged off:
Commercial                              1          2            24        63         16
Installment                              6         15            10        10          6
                                  --------    -------       -------  --------    -------
Total recoveries                         7         17            34        73         22
                                  --------    -------       -------  --------    -------
Net loans charged off                   69         17      (     2)   (    25)        92
                                  --------    -------       -------  --------    -------
Allowance for loan losses,        $  1,031    $   845       $   847  $    800    $   580
                                =========  =========      ========  ========   ========
Ratio of net loans charged off        .06%       .02%      (  .01)%      .12%    (  .03)%
to average loans outstanding
                                =========  =========      ========  ========   ========

          The provision is based on an evaluation of the adequacy of the allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.

        FULTON BANCSHARES CORPORATION AND SUBSIDIARY
               NONACCRUAL AND DELINQUENT LOANS
          The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days or more at December 31.

                                  2002      2001        2000      1999     1998
    (000 omitted)

Nonaccrual loans                 $ 1,596   $   289   $     0   $     0    $     0
                                 =======   =======   =======   =======    =======
Accrual loans:
Restructured                      $     0   $     0   $     0   $     0    $     0
30 through 89 days past due         3,692     4,121     1,787     1,084      1,458
90 days or more past due               70       922       549       168        442
                                 -------   -------   -------   -------    -------
Total accrual loans              $ 3,762   $ 5,043   $ 2,336   $ 1,252    $ 1,900
                                 =======   =======   =======   =======    =======

          See Note 3 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years.
          Management has not identified any significant problem loans in the accrual loan categories shown above.

        FULTON BANCSHARES CORPORATION AND SUBSIDIARY
           ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

          The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:
 (000 omitted)

                                      Years Ended December 31
                                    2002                  2001
                            Allowance  Percentage Allowance  Percentage
                             Amount     of Loans   Amount     of Loans
                                        to Total              to Total
                                         Loans                 Loans
(000 omitted)
Commercial, financial and       $ 561      54.41%     $ 141      16.67%
agricultural
Real estate - Construction          0       0.00          0        0.0
Real estate - Mortgage            333      32.30        637      75.40
Installment                       137      13.29         67       7.93
                                -----     ------      -----     ------
Total                           1,031     100.00%     $ 845     100.00%
                                =====     ======      =====     ======

                                      Years Ended December 31
                                    2000                  1999
                            Allowance  Percentage Allowance  Percentage
                             Amount     of Loans   Amount     of Loans
                                        to Total              to Total
                                         Loans                 Loans
(000 omitted)
Commercial, financial and       $ 108      12.73%     $ 107      13.37%
agricultural
Real estate - Construction          0       0.00          0       0.00
Real estate - Mortgage            659      77.76        609      76.13
Installment                        80       9.51         84      10.50
                                -----     ------      -----     ------
Total                           1,031     100.00%     $ 845     100.00%
                                =====     ======      =====     ======

                                      Years Ended December 31
                                               1998
                                  Allowance        Percentage of Loans
                                   Amount            to Total Loans
(000 omitted)
Commercial, financial and             $  82                      14.11%
agricultural
Real estate - Construction                0                        0.00
Real estate - Mortgage                  423                       72.92
Installment                              75                       12.97
                                      -----                     -------
Total                                 $ 580                     100.00%
                                      =====                     =======

        FULTON BANCSHARES CORPORATION AND SUBSIDIARY
                          DEPOSITS
          The average amounts of deposits are summarized below:

                                       Years Ended December 31

                                     2002       2001       2000

      (000 omitted)

Demand deposits                    $  15,237  $  12,534   $  12,368
Interest bearing demand deposits      11,431     10,992      10,204
Savings deposits                      18,438     16,891      18,618
Time deposits                         74,238     71,974      62,871
                                   ---------  ---------   ---------
     Total deposits                $ 119,344  $ 112,391   $ 104,061
                                   =========  =========   =========

          The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2002:

Maturity                                  (000
                                          omitted)

Certificates of Deposit
Three months or less                       $  10,465
Over three months through six months           2,098
Over six months through twelve months          2,940
Over twelve months                             2,834
                                            --------
                                            $ 18,337
                                            ========

     RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE
                          BALANCES)
          The following table presents a summary of significant earnings and capital ratios:

                               2002      2001       2000

Assets                      $ 155,563 $ 144,384  $ 134,004
Net income                  $   1,730 $   1,486  $   1,439
Equity                      $  15,850 $  14,683  $  13,164
Cash dividends paid         $     503 $     468  $     425
Return on assets                1.11%     1.03%      1.07%
Return on equity               10.91%    10.12%     10.94%
Dividend payout ratio          29.06%    31.50%     29.49%
Equity to asset ratio          10.19%    10.17%      9.82%

        FULTON BANCSHARES CORPORATION AND SUBSIDIARY
             CONSOLIDATED SUMMARY OF OPERATIONS
                                                Years Ended December 31

                                    2002        2001       2000        1999       1998
     (000 omitted)

Interest income                     $  9,837   $ 10,185    $  9,992    $ 8,759   $ 8,148
Interest expense                       4,271      5,432       5,210      4,325     4,151
                                    --------   --------    --------    -------   -------
Net interest income                    5,566      4,753       4,782      4,434     3,997
Provision for loan losses                 255         15          45        195       185
                                    --------   --------    --------    -------   -------
Net interest income after               5,311      4,738       4,737      4,239     3,812
provision for loan losses

Other income:
Trust                                      22         19          18         12        97
Service charges - Deposits                208        189         177        160       140
Other service charges,                    165        125         124        127       123
collection and exchange,
charges, commission fees
Other operating income                    279        306         203        290       362
                                    --------   --------    --------    -------   -------
Total other income                        674        639         522        589       722
                                    --------   --------    --------    -------   -------
Income before operating
 expense                               5,985      5,377       5,259      4,828     4,534

Operating expenses:
Salaries and employees benefits         1,728      1,560       1,509      1,314     1,242
Occupancy and equipment expense           746        729         728        647       569
Other operating expenses                1,304      1,162       1,133      1,050       934
                                    --------   --------    --------    -------   -------
Total operating expenses                3,778      3,451       3,370      3,011     2,745
                                    --------   --------    --------    -------   -------
Income before income taxes              2,207      1,926       1,889      1,817     1,789
Income tax                                477        440         449        380       391
                                    --------   --------    --------    -------   -------
Net income applicable to common      $  1,730   $  1,486     $ 1,440    $ 1,437   $ 1,398
stock
                                    ========   ========     =======    =======   =======
Per share data:
Earnings per common share              $ 3.51     $ 3.02      $ 2.91     $ 2.90    $ 2.82
Cash dividend - Common                   1.02        .95         .86        .86       .72
Weighted average number of            492,772    492,747     494,054    495,000   495,000
common shares


Item 9.   Disagreements on Accounting and Financial
Disclosures.

          Not applicable.

PART III

          The information required by Items 10, 12 and 13 is incorporated by reference from Fulton Bancshares
Corporation's definitive proxy statement for the 2003 Annual
Meeting of shareholders filed pursuant to Regulation 14A.

Item 11.   Executive Compensation

          Shown below is information concerning the annual compensation for services in all capacities to the Company, the Bank, and FCCDC for the fiscal years ended December 31, 2002, 2001, and 2000 of the Chief Executive Officer. There were no other officers of the Company, the Bank, or FCCDC whose total annual salary and bonus during that time frame exceeded $ 100,000.

                 Summary Compensation Table

      (a)        (b)       (c)       (d)        (e)            (f)         (g)         (h)          (i)
   Name and      Year    Salary     Bonus   Other Annual    Restricted  Options/SA     LTIP      All Other
   Principal               ($)       ($)   Compensation($     Stock         RS      Payouts($)  Compensation
   Position                                      )           Award(s)      (#)                      ($)
                                                               ($)


                           Annual Compensation                          Long-Term Compensation
Clyde H.          2002    140,666      $ 0            $ 0           $ 0        $ 0         $ 0     $ 128,855
Bookheimer,
President & CEO
                  2001    130,008        0              0             0          0           0       163,903
                  2000    124,708        0              0             0          0           0        86,814

Footnotes:
(1)  All other compensation includes the following:

         Directors   Fringe     Retirement  Supplemental   Deferred
                    Benefits       Plan       Executive    Directors
                    (Personal                Retirement      Fees
                     Use of                     Plan
                   Bank Owned
                    Vehicle)

2002     $     0      $ 1,015    $ 16,270     $ 111,570     $     0
2001           0        1,232      13,890       148,781           0
2000           0        1,356      10,641        74,817           0

          The supplemental executive retirement plan was funded by single premium life insurance policies on the CEO, with the Bank named as beneficiary. Actual payments to the CEO amounting to $ 96,000 annually will not begin until 2005. At December 31, 2002, the cash surrender value of the policies was $ 1,301,320.

Item 14.   Controls and Procedures

          The Company's Chief Executive Officer and Chief
Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange
Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation
Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Changes in Internal Controls

          Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

Item  15.   Exhibits,  Financial  Statement  Schedules,  and
Reports of Form 8-K.

         (a) (1) - List of Financial Statements
                   The following consolidated financial
                   statements of Fulton
                   Bancshares Corporation and its
                   subsidiaries, included in
                   the annual report of the registrant to
                   its shareholders
                   for the year ended December 31, 2002,
                   are incorporated by
                   reference in Item 8:
                   Consolidated balance sheets -
                   December 31, 2002 and 2001
                   Consolidated statements of income -
                   Years ended December 31,
                   2002, 2001, and 2000
                   Consolidated statements of stockholders'
                   equity - Years ended December 31, 2002,
                   2001, and 2000
                   Consolidated statements of cash flows -
                   Years ended December 31, 2002, 2001, and
                   2000
                   Notes to consolidated financial
                   statements - December 31, 2002
             (2)   List of Financial Statement Schedules
                   All financial statement schedules for
                   which provision is made in the
                   applicable accounting regulations of the
                   Securities and Exchange Commission are
                   not required under the related
                   instructions or are inapplicable and
                   therefore have been omitted.
             (3)   Listing of Exhibits
                   Exhibit (3) (i) Articles of
                      incorporation
                   Exhibit (3) (ii) Bylaws
                   Exhibit (4) Instruments defining the
                      rights of security
                      holders including indentures
                   Exhibit (10) Material contracts
                   Exhibit (13)  Annual report to security
                      holders
                   Exhibit (21)  Subsidiaries of the
                      registrant
                   Exhibit (23)  Consent of independent
                      auditors
                   Exhibit (99.1) Certification pursuant to
                      18 U.S.C. Section 1350 as adopted
                      pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.
                   Exhibit (99.2) Certification pursuant to
                      18 U.S.C. Section 1350 as adopted
                      pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.
                   All other exhibits for which provision
                      is made in the applicable accounting
                      regulations of the Securities and
                      Exchange Commission are not required
                      under the related instructions or are
                      inapplicable and therefore have been
                      omitted.
         (b) Reports on Form 8-K filed
             None.

         (c) Exhibits
             (3) (i)  Articles of incorporation.
                      Incorporated by reference
                      to Exhibit 3A to the Registrant's
                      Registration Statement
                      on Form SB-2, Registration No. 33-
                      85626.
                (ii)  By-laws.  Incorporated by reference to
                      Exhibit 3B to the Registrant's
                      Registration Statement on Form SB-2,
                      Registration No. 33-85626.
             (4) Instruments defining the rights of security
                 holders including indentures. The rights of the holders of Registrant's common stock are contained in:
                 (i)  Articles of Incorporation of Fulton
                      Bancshares Corporation, filed as
                      Exhibit 3A to Registrant's
                      Registration Statement on Form SB-2

                      (Registration No. 33-85626).
                (ii) By-laws of Fulton Bancshares
                     Corporation, filed as Exhibit 3B to the
                     Registrant's Registration Statement
                     on Form SB-2 (Registration No. 33-
                     85626).
            (10) Material contracts.  Copies of the Salary
                 Continuation Agreements for the Chief
                 Executive Officer and Principal
                 Financial and Accounting Officer, as well as the Director Deferred Compensation Plan Agreement and Director Emeritus
                 Retirement Agreement are filed herewith.
            (13) Annual report to security holders.  Filed
                 herewith.
            (21) Subsidiaries of the registrant.  Filed
                 herewith.
            (23) Consent of independent auditors.  Filed
                 herewith.
            (99) Additional exhibits.
                 Exhibit (99.1) Certification of Chief
                 Executive Officer pursuant to 18 U.S.C.
                 Section 1350 as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of
                 2002 - filed herewith.
                 Exhibit (99.2) Certification of Chief
                 Financial Officer pursuant
                 to 18 U.S.C. Section 1350 as adopted
                 pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002 - filed herewith.

         (d)  Financial statement schedules.  None.

                            SIGNATURES


          In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report was signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                    Title                  Date

/S/ Clyde H. Bookheimer      Director, President &  March 26, 2003
-----------------------      CEO
Clyde H. Bookheimer

/S/ David L. Seiders         Director & Vice
-----------------------      Chairman               March 26, 2003
David L. Seiders

/S/ Cecil B. Mellott         Director & Vice        March 26, 2003
-----------------------      Chairman
Cecil B. Mellott

/S/ Robert C. Snyder         Director               March 26, 2003
-----------------------
Robert C. Snyder

/S/ Ellis L. Yingling        Director &             March 26, 2003
-----------------------      Chairman
Ellis L. Yingling

/S/ Clair R. Miller          Director               March 26, 2003
-----------------------
Clair R. Miller

/s/ Martin R. Brown          Director               March 26, 2003
-----------------------
Martin R. Brown

/s/Robert L. Thomas          Director               March 26, 2003
-----------------------
Robert L. Thomas

                        CERTIFICATION

I, Clyde H. Bookheimer, certify that:

     1. I have reviewed this annual report on Form 10-K of Fulton Bancshares Corporation;
     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a)  designed such disclosure controls and
              procedures to ensure that material
              information relating to the registrant,
              including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b)  evaluated the effectiveness of the
              registrant's disclosure controls and
              procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c)  presented in this annual report our
              conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             Date:  March 26, 2003
                                    ----------------------
                             By:    /s/Clyde H. Bookheimer
                                    ----------------------
                                       Clyde H. Bookheimer
                                      President and Chief
                                        Executive Officer,
                                                  Director

                        CERTIFICATION

I, Doriann Hoffman, certify, that:

     1. I have reviewed this annual report on Form 10-K of Fulton Bancshares Corporation;
     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a)  designed such disclosure controls and
            procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b)  evaluated the effectiveness of the
            registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c)  presented in this annual report our
            conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               Date:  March 26, 2003
                                      ---------------------
                               By:    /s/Doriann Hoffman
                                      ---------------------
                                      Doriann Hoffman
                                      Vice President and
                                      Treasurer
                                      (Principal Financial
                                      and
                                      Accounting Officer)

                        Exhibit Index

Exhibit No.

10.1               Salary Continuation Agreement and Second
                      Amendment - Chief Executive Officer

10.2               First Amendment to Salary Continuation
                      Agreement - Principal Financial and
                      Accounting Officer

10.3               Director Deferred Compensation Plan

10.4               Director Emeritus Retirement Agreement

13                 Annual report to shareholders

21                 Subsidiaries of the Registrant

23.1               Independent Auditor's Consent

99.1               Certification of Chief Executive Officer

99.2               Certification of Chief Financial Officer

                                                Exhibit 10.1

       THE FULTON COUNTY NATIONAL BANK & TRUST COMPANY
                     MCCONNELLSBURG, PA

                SALARY CONTINUATION AGREEMENT
THIS AGREEMENT is made this 1st day of September, 1995 by and between The Fulton County National Bank & Trust Company,
McConnellsburg, Pennsylvania ("Company") and Clyde H. Bookheimer
(the "Executive")

                        INTRODUCTION

To encourage the Executive to remain an employee of the Company, the Company is willing to provide salary continuation benefits to the Executive. The Company will pay the benefits from its general assets.

                          AGREEMENT

The Executive and the Company agree as follows:

                          Article 1

                         Definitions

1.1Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

     1.1.1. "Change of Control" means the transfer of 51% or more of the Company's outstanding voting common stock followed within twelve (12) months by replacement of fifty percent (50%) or more of the members of the Company's Board of Directors (for reasons other than death or disability).

     1.1.2. "Code" means the Internal Revenue Code of 1986, as amended. References to a Code Section shall be deemed to be to the section as it now exists and to any successor provision.

     1.1.3.  "Company" means The Fulton County National Bank
             & Trust Company, and any successor thereto.

     1.1.4. "Normal Retirement Date" means the Executive attaining age 65, or his actual retirement date if after age 65.

     1.1.5.  "Termination of Employment" means the
             Executive's ceasing to be
             employed by the Company for any reason
             whatsoever, voluntary or
             involuntary, other than by reason of an
             approved leave of absence.

     1.1.6. "Plan Year" means each twelve-month period from the effective date of this Agreement.

                          Article 2

                     Retirement Benefits

2.1. Normal Retirement Benefit. If the Executive terminates employment on or after the Normal Retirement Date for reasons other than death, the Company shall pay to the Executive the benefit described in this Section

      2.1.1.  Amount of Benefit.  The benefit under this Section
              2.1 is $ 5,125. Said amount shall be increased each month between the date the Executive reaches age 65 and the Executive's Normal Retirement
              Date by .67% per month until retirement.

      2.1.2. Payment of Benefit. The Company shall pay the benefit to the Executive on the first day of each month commencing with the month following the Executive's Normal Retirement Date and continuing for 179 additional months.

2.2. Early Retirement Benefit. If the Executive terminates employment before the Normal Retirement Date, and for reasons other than death or following a Change of Control, the Company shall pay to the Executive the benefit described in this Section 2.2.

      2.2.1.  Amount of Benefit.  The benefit under this Section
              2.2 is the benefit determined under Schedule A based on the date of the Executive's Termination of Employment.

      2.2.2. Payment of Benefit. The Company shall pay the benefit to the Executive on the first day of each month commencing with the month following the Executive's Normal Retirement Date and continuing for 179 additional months.

2.3. Change of Control Benefit. If Executive is in active service at the time of a Change of Control, the Executive shall be entitled to the Normal Retirement Benefit described in Section 2.1, whether or not Termination of Service occurs prior to Normal Retirement
      Date.


                          Article 3

                      Survivor Benefits

3.1. Death During Active Service. If the Executive dies while in the active service of the Company, the Company shall pay to the Executive's beneficiary the benefit described in this Section 3.1.

      3.1.1. Amount of Benefit. The benefit under Section 3.1 is the lifetime benefit that would have been paid to the Executive under Section 2.1 calculated as if the date of the Executive's death were the Normal Retirement Date.

      3.1.2. Payment of Benefit. The Company shall pay the benefit to the Beneficiary on the first day of each month commencing with the month following the Executive's death and continuing for 179 additional months.

3.2. Death During Benefit Period. If the Executive dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

3.3. Death Following Active Service Before Benefits Commence. If the Executive is entitled to benefit payments under this Agreement, but dies prior to receiving said benefit payments, the Company shall pay the Executive's beneficiary the benefit described in this Section 3.3.

      3.3.1. Amount of Benefit. The benefit under Section 3.3 is the vested benefit that would have been paid to the Executive pursuant to Schedule A.

      3.3.2. Payment of Benefit. The Company shall pay the benefit to the Beneficiary on the first day of each month commencing with the month following the Executive's death and continuing for 179 additional months.

3.4. "Death After Change of Control". If Executive dies following a Change of Control, provided Executive was in active service at the time of the Change of Control, the Company shall pay the Executive's beneficiary the benefit described in this Section 3.4.

      3.4.1. Amount of Benefit. The benefit under Section 3.4 is the lifetime benefit that would have been paid to the Executive under Section 2.1 calculated as if the date of the Executive's death were the Normal Retirement Date.

      3.4.2. Payment of Benefit. The Company shall pay the benefit to the Beneficiary on the first day of each month commencing with the month following the Executive's death and continuing for 179 additional months.

                          Article 4
                        Beneficiaries

4.1. Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Company. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Company during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's surviving spouse, if any, and if none, to the Executive's surviving children and the descendants of any deceased child by right of representation, and if no children or descendants survive, the Executive's estate.

4.2. Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                          Article 5
                     General Limitations
Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this
Agreement:

5.1. Excess Parachute Payment. To the extent the benefit would be an excess parachute payment under Section
      280G of the Code.

5.2.  Termination for Cause.  If the Company terminates the
      Executive's employment for:

      5.2.1.  Gross negligence or gross neglect of duties;

      5.2.2.  Commission of a felony or of a gross
              misdemeanor involving moral turpitude; or

      5.2.3. Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Executive's employment and resulting in an Adverse effect on the Company.

5.3. Competition After Termination of Employment. No benefits shall be payable, except for benefits paid due to a Change of Control, if the Executive, without the prior written consent of the Company, engages in, becomes interested in, directly or indirectly, as a sole proprietor, as a partner in a partnership, or as a substantial shareholder in a corporation, or becomes associated with, in the capacity of employee, director, officer, principal, agent, trustee or in any other capacity whatsoever, any enterprise conducted in the trading area (a 25 mile radius) of the business of the Company which enterprise is, or may deemed to be, competitive with any business carried on by the Company as of the date of termination of the Executive's employment or his retirement.

5.4. Suicide. No benefits shall be payable if the Executive commits suicide within two years after the date of this Agreement, or if the Executive has made any material misstatement of fact on any application for life insurance purchased by the Company.

                          Article 6
                Claims and Review Procedures

6.1.  Claims Procedure.  The Company shall notify the
      Executive's beneficiary in writing, within ninety
      (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

6.2. Review Procedure. If the beneficiary is determined by the Company not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, beneficiary shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the beneficiary believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the beneficiary (and counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the beneficiary (or counsel) shall have the right to review the pertinent documents. The Company shall notify the beneficiary of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the beneficiary.

                          Article 7

                 Amendments and Termination

This Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

                          Article 8

                        Miscellaneous

8.1.  Binding Effect.  This Agreement shall bind the
      Executive and the Company, and their beneficiaries, survivors, executors, successors, administrators and transferees.

8.2. No Guaranty of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

8.3. Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

8.4. Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

8.5. Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of Pennsylvania, except to the extent preempted by the laws of the United States of America.

8.6. Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Company to which the Executive and beneficiary have no preferred or secured claim.

8.7. Recovery of Estate Taxes. If the Executive's gross estate for federal estate tax purposes includes any amount determined by reference to and on account of this Agreement, and if the beneficiary is other than the Executive's estate, then the Executive's estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the Agreement, an amount by which the total estate tax due by Executive's estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in the Executive's gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person. In the event the beneficiary has a liability hereunder, the beneficiary may petition the Company for a lump sum payment in an amount not to exceed the beneficiary's liability hereunder.

IN WITNESS WHEREOF, The Executive and a duly authorized
Company officer have signed this Agreement.

EXECUTIVE:                          COMPANY:
                                    The Fulton County
                                       National Bank
                                       and Trust Company


/s/Clyde H. Bookheimer       By /s/Gregory Gordon
-----------------------         --------------------------
Clyde H. Bookheimer          Title Senior Vice President
                                   -----------------------

                     CLYDE H. BOOKHEIMER
                         SCHEDULE  A

  Plan Year       Early           Early
                Retirement      Retirement
                 Monthly      Annual Benefit
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

                      SECOND AMENDMENT
                           TO THE
      THE FULTON COUNTY NATIONAL BANK AND TRUST COMPANY
                SALARY CONTINUATION AGREEMENT

                   DATED SEPTEMBER 1, 1995
                             FOR
                     CLYDE H. BOOKHEIMER

THIS AMENDMENT executed on this 4th day of August, 2000, by and between THE FULTON COUNTY NATIONAL BANK AND TRUST COMPANY, a Pennsylvania corporation, located in McConnellsburg, Pennsylvania (the "Corporation") and CLYDE
H. BOOKHEIMER (the "Executive").

On September 1, 1995, the Company and the Executive executed THE FULTON COUNTY NATIONAL BANK AND TRUST COMPANY MCCONNELLSBURG, PA SALARY CONTINUATION AGREEMENT and on October 15, 1996 the Corporation and the Executive executed the FIRST AMENDMENT TO THE FULTON COUNTY NATIONAL BANK AND TRUST COMPANY MCCONNELLSBURG, PA SALARY CONTINUATION AGREEMENT DATED SEPTEMBER 1, 1995 (the "Agreement").

Pursuant to the power of amendment reserved by Article 7 of the Agreement, the undersigned hereby amends, in part, said Agreement to increase the Executive's Normal Retirement Benefit from $6,083.33 (Six Thousand Eighty-Three Thousand Dollars and Thirty-Three Cents) per month to $8,000 (Eight Thousand Dollars) per month for 15 years; and to explain how the Early Termination Benefit is calculated. This change will also increase the accruals in Schedule A attached to said Agreement. Therefore, the following revisions shall be made:

Article 2.1.1 of the Agreement shall be deleted in its entirety and replaced by Article 2.1.1 below.

2.1.1  Amount of Benefit.  The benefit under this Section
       2.1 is $8,000 (Eight Thousand Dollars). Said amount shall be increased each month between the date the Executive reaches age 65 and the Executive's
       Normal Retirement Date by .67% per month until retirement.


Article 2.2.1 of the Agreement shall be deleted in its entirety and replaced by Article 2.2.1 below.

2.2.1  Amount of Benefit.  The annual benefit under Section
       2.2 as set forth under Schedule A is the future value of the current year liability amount, in which Early Termination occurs, using an 8.5% discount rate compounded monthly, and payable as set forth in
       Section 2.2.2 herein. The annual benefit shall be 0% vested prior to age 55.

Schedule A of the Agreement shall be deleted in its entirety and replaced by the attached Second Amended
Schedule A.

Article 6.1 of the Agreement shall be deleted in its entirety and replaced by Article 6.1 below.

6.1  Claims Procedure.  The Company shall notify the
     Executive or the Executive's beneficiary in writing, within ninety (90) days of his her written application for benefits, of his or her eligibility or ineligibility for benefits under the Agreement. If the Company determines that the Executive or the Executive's beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Executive or the Executive's beneficiary wishes to have the claims reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Executive or the Executive's beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.


Article 6.2 of the Agreement shall be deleted in its entirety and replaced by Article 6.2 below.

6.2 Review Procedure. If the Executive or the Executive's beneficiary is determined by the Company not to be eligible for benefits, or if the Executive or the Executive's beneficiary believes that he or she is entitled to greater or different benefits, the Executive or the Executive's beneficiary shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Executive or the Executive's beneficiary believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the Executive or the Executive's beneficiary (and counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the Executive or the Executive's beneficiary (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Executive or the Executive's beneficiary of its decision, in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Executive or the Executive's beneficiary and the specific provisions of the Agreement on which the decision is based.
     If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Executive or the Executive's beneficiary.

Article 8.8 shall be added in its entirety to the Agreement as below.

8.8 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.


Article 8.9 shall be added in its entirety to the Agreement as below.

8.9 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

     8.9.1  Interpreting the provisions of the Agreement;
     8.9.2  Establishing and revising the method of
            accounting for the Agreement;
     8.9.3 Maintaining a record of benefit payments; and 8.9.4..Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.





IN WITNESS OF THE ABOVE, the Executive and the Company have agreed to this Second Amendment.

Executive:                         Corporation:

                                   THE FULTON COUNTY
                                   NATIONAL BANK AND TRUST
                                   COMPANY

/s/Clyde H. Bookheimer             By /s/Alice G. Clark
-------------------------             ---------------------
Clyde Bookheimer
                                   Title Sr. Vice President
                                         ------------------

                  FIRST AMENDED SCHEDULE A
                           TO THE
      THE FULTON COUNTY NATIONAL BANK AND TRUST COMPANY
                SALARY CONTINUATION AGREEMENT

                     CLYDE H. BOOKHEIMER

              Early           Early
              Termination     Termination
Plan          Monthly         Annual
Year          Benefit         Benefit
5             $5,057          $60,685
6             $5,889          $70,665
7             $6,653          $79,834
8             $7,355          $88,259
9             $8,000          $96,000

                                                Exhibit 10.2


                       FIRST AMENDMENT
                           TO THE
      THE FULTON COUNTY NATIONAL BANK AND TRUST COMPANY
                SALARY CONTINUATION AGREEMENT

                   DATED DECEMBER 23, 1996
                             FOR
                     DORIANN F. HOFFMAN

THIS AMENDMENT executed on this 4th day of August, 2000, by and between THE FULTON COUNTY NATIONAL BANK AND TRUST
COMPANY, a national banking association, located in McConnellsburg, Pennsylvania (the "Company") and DORIANN F.
HOFFMAN (the "Executive").

On December 23, 1996, the Company and the Executive executed
THE FULTON COUNTY NATIONAL BANK AND TRUST COMPANY SALARY
CONTINUATION AGREEMENT (the "Agreement").

Pursuant to the power of amendment reserved by Article 7 of the Agreement, the undersigned hereby amends, in part, said
Agreement to increase the Executive's Normal Retirement
Benefit from $ 24,000 (Twenty Four Thousand Dollars) per year to $ 44,000 (Forty Four Thousand Dollars) per year for
15 years; and to explain how the Early Termination Benefit is calculated. This change will also increase the accruals in Schedule A attached to said Agreement. Therefore, the following revisions shall be made:

Article 2.1.1 of the Agreement shall be deleted in its entirety and replaced by Article 2.1.1 below.

2.1.1  Amount of Benefit.  The benefit under this Section
       2.1 is $ 44,000 (Forty Four Thousand Dollars). If the Executive works past Normal Retirement Age, this amount shall be increased each month by .67%
       From the Executive's Normal Retirement Age to the
       Executive's Normal Retirement Date.


Article 2.2.1 of the Agreement shall be deleted in its entirety and replaced by Article 2.2.1 below.

2.2.1  Amount of Benefit.  The annual benefit under Section
       2.2 as set forth under Schedule A is the future value of the current year liability amount, in which Early Termination occurs, using an 8.5% discount rate compounded monthly, and payable as set forth in
       Section 2.2.2 herein. The annual benefit shall be 0% vested prior to age 55.

Schedule A of the Agreement shall be deleted in its entirety and replaced by the attached First Amended
Schedule A.

Article 4.1 of the Agreement shall be deleted in its entirety and replaced by Article 4.1 below.

4.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Company. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Company during the Executive's lifetime. The
     Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, of if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's surviving spouse, if any, and if none, to the Executive's surviving children and the descendants of any deceased child by right of representation, and if no children or descendants survive, to the Executive's estate.





IN WITNESS OF THE ABOVE, the Executive and the Company have agreed to this Second Amendment.

Executive:                        Corporation:

                                  THE FULTON COUNTY
                                  NATIONAL BANK AND TRUST
                                  COMPANY

/s/DoriAnn Hoffman                By /s/Clyde H. Bookheimer
------------------------             ----------------------
DoriAnn Hoffman
                                  Title President
                                        -------------------

                  FIRST AMENDED SCHEDULE A
                           TO THE
      THE FULTON COUNTY NATIONAL BANK AND TRUST COMPANY
                SALARY CONTINUATION AGREEMENT

                       DORIANN HOFFMAN

                Early          Early
             Termination    Termination
   Plan        Monthly        Annual
   Year        Benefit        Benefit
    1           $     0        $     0
    2                 0              0
    3                 0              0
    4                 0              0
    5                 0              0
    6                 0              0
    7                 0              0
    8                 0              0
    9                 0              0
    10                0              0
    11                0              0
    12                0              0
    13                0              0
    14                0              0
    15                0              0
    16            3,029         36,344
    17            3,126         37,509
    18            3,215         38,580
    19            3,297         39,564
    20            3,372         40,468
    21            3,442         41,299
    22            3,505         42,062
    23            35,64         42,764
    24            3,617         43,408
    25            3,667         44,000

                                                Exhibit 10.3


       THE FULTON COUNTY NATIONAL BANK & TRUST COMPANY
                     MCCONNELLSBURG, PA

                      BOARD RESOLUTION

               ADOPTING DEFERRED FEE AGREEMENT


The Board desires to retain David Seiders ("Director") as a member of the Company`s Board of Directors. To encourage such retention, the Board desires to enter into the Deferred Fee Agreement attached to these minutes. Under the Agreement, the Company promises to pay deferred fees to the Director (or to the Director's designated beneficiary if the Director dies while employed) based on elective deferrals of current fees, and on an interest rate as specified in said Agreement.

THEREFORE, IT IS RESOLVED that the Deferred Fee Agreement is adopted by the Company effective as of March 25, 1996.

RESOLVED FURTHER, that the Interest Rate for deferrals shall be 9.0%.

       THE FULTON COUNTY NATIONAL BANK & TRUST COMPANY

                     MCCONNELLSBURG, PA

                   DEFERRED FEE AGREEMENT

THIS AGREEMENT is made this 25th day of March, 1996 by and between Fulton County National Bank & Trust Company (the
"Company"), and David L. Seiders (the "Director").

                        INTRODUCTION

To encourage the Director to remain a member of the Company's Board of Directors, the Company is willing to provide to the Director a deferred fee opportunity. The
Company will pay the benefits from its general assets.

                          AGREEMENT
The Director and the Company agree as follows:

                          Article 1

                         Definitions

1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

     1.1.1 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.
     1.1.2  "Election Form" means the Form attached as
            Exhibit 1.
     1.1.3 "Fees" means the total directors fees payable to the Director.
     1.1.4 "Normal Termination Date" means the Director attaining age 75.

     1.1.5 "Termination of Service" means the Director's ceasing to be a member of the Company's Board of Directors for any reason whatsoever.

                          Article 2

                      Deferral Election

2.1 Initial Election. The Director shall make an initial deferral election under this Agreement by filing with the Company a signed Election Form within 30 days after the date of this Agreement. The Election Form shall set forth the amount of Fees to be deferred.
     The Election Form shall be effective to defer only
     Fees earned after the date the Election Form is received by the Company.

2.2  Election Changes

     2.2.1 Generally. The Director may modify the amount of Fees to be deferred by filing a subsequent signed Election Form with the Company. The modified deferral shall not be effective until the calendar year following the year in which the subsequent Election Form is received by the Company.

     2.2.2 Hardship. If an unforeseeable financial emergency arising from the death of a family member, divorce, disability, sickness, injury, catastrophe or similar event outside the control of the Director occurs, the Director, by written instructions to the Company may reduce future deferrals under this Agreement.

                          Article 3

                      Deferral Account

3.1 Establishing and Crediting. The Company shall establish a Deferral Account on its books for the Director, and shall credit to the Deferral Account the following amounts:
     3.1.1 Deferrals. The Fees deferred by the Director as of the time the Fees would have otherwise been paid to the Director.
     3.1.2 Interest. On each anniversary of the date of this Agreement and immediately prior to the payment of any benefits, interest on the account balance since the preceding credit under this Section 3.1.2, if any, at an annual rate, compounded monthly, equal to 9%.
3.2 Statement of Accounts. The Company shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the Deferral Account balance.

3.3 Accounting Device Only. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Director is a general unsecured creditor of the Company for the payment of benefits.
     The benefits represent the mere Company promise to pay such benefits. The Director's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.

                          Article 4

                      Lifetime Benefits

4.1  Normal Termination Benefit.  Upon the Director's
     Termination of Service on or after the Normal
     Termination Date, the Company shall pay to the Director the benefit described in this Section 4.1.

     4.1.1  Amount of Benefit.  The benefit under this
            Section 4.1 is the Deferral Account balance at the Director's Termination of Service.

     4.1.2 Payment of Benefit. The Company shall pay the benefit to the Director in 120 equal monthly installments including interest at
            9.0%, commencing on the first day of the month following the Director's Termination of
            Service.

4.2 Early Termination Benefit. If the Director terminates service as a director before the Normal Termination
     Date, and for reasons other than death or Hardship, the Company shall pay to the Director the benefit described in this Section 4.2.

     4.2.1  Amount of Benefit.  The benefit under this
            Section 4.2 is the Deferral Account balance at the Director's Termination of Service.

     4.2.2 Payment of Benefit. The Company shall pay the benefit to the Director in 120 equal monthly installments including interest at 7.0%, commencing on the first day of the month following the Director's Normal Termination
            Date.

4.3 Hardship Distribution. Upon the Company's determination (following petition by the Director) that the Director has suffered an unforeseeable financial emergency as described in
     Section 2.2.2, the Company shall distribute to the Director all or a portion of the Deferral Account balance as determined by the Company, but in no event shall the distribution be greater than is necessary to relieve the financial hardship.

                          Article 5

                       Death Benefits

5.1 Death During Active Service. If the Director dies while in the active service of the Company, the Company shall pay to the Director's beneficiary the benefit described in this Section 5.1.

     5.1.1  Amount of Benefit.  The benefit under Section
            5.1 shall be the greater of (A) or (B):

            (A).  $ 144,562
or
            (B).  The Director's Deferral Account balance
                  on the day before the Director's death

     5.1.2 Payment of Benefit. The Company shall pay the benefit to the Beneficiary in 120 equal monthly installments including interest at 9.0%, commencing on the first day of the month following written notification of the
            Director's Death.

5.2 Death During Benefit Period. If the Director dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Director's beneficiary at the same time and in the same amounts they would have been paid to the Director had the Director survived.

5.3 Death After Early Retirement. If the Director dies after terminating employment for Early
     Termination under Section 4.2 but prior to commencement of benefit payments under this Agreement, the Company shall pay to the Director's beneficiary the benefit described in this Section 5.3.

     5.3.1  Amount of Benefit.  The benefit under Section
            5.3 is the Early Termination Benefit that would have been paid to the Director under Section
            4.2, had the Director survived.

     5.3.2 Payment of Benefit. The Company shall pay the benefit to the Beneficiary in 120 equal monthly installments including interest at 7.0%, commencing on the first day of the month following written notification of the
            Director's Death.

5.4 Additional Death Benefit - Burial Expense. In addition to the benefits described herein, upon the Director's death, the Director's beneficiary shall be entitled to receive a one-time lump sum death benefit in the amount of Five Thousand ($5,000)
     Dollars. This benefit shall be provided specifically for the purpose of providing payment for burial and/or funeral expenses of the Director. The lump sum payment shall be made within thirty (30) days of written notification of the Director's death. This lump sum death benefit shall not be payable in the event the Director is terminated for cause at any time, as specified in Section 7.1.

                          Article 6

                        Beneficiaries

6.1 Beneficiary Designations. The Director shall designate a beneficiary by filing a written designation with the Company. The Director may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Company during the Director's lifetime. The
     Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's surviving children and the descendants of any deceased child by right of representation, and if no children or descendants survive, to the Director's estate.

6.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit.
     Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                          Article 7

                     General Limitations

Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement that is attributable to the interest earned on such contributions:

7.1  Termination for Cause.  If the Company terminates the
     Director's service as a director for:

     7.1.1  Gross negligence or gross neglect of duties;

     7.1.2  Commission of a felony or of a gross
            misdemeanor involving moral turpitude; or

     7.1.3 Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Director's service and resulting in an adverse financial effect on the Company.

7.2  Suicide.  If the Director commits suicide within
               twenty six months after the date of this Agreement, or if the Director has made any material misstatement of fact on any application for life insurance purchased by the Company.

                          Article 8

                Claims and Review Procedures

8.1  Claims Procedure.  The Company shall notify the
     Director's beneficiary in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth
     (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

8.2 Review Procedure. If the beneficiary is determined by the Company not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, the beneficiary shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the beneficiary believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the beneficiary (and counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the beneficiary
     (or counsel) shall have the right to review the pertinent documents. The Company shall notify the beneficiary of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the beneficiary.

                           Article 9

                 Amendments and Termination

This Agreement may be amended or terminated only by a written agreement signed by the Company and the Director.

                         Article 10

                        Miscellaneous

10.1  Binding Effect.  This Agreement shall bind the
      Director and the Company, and their beneficiaries, survivors, executors, administrators and transferees.

10.2 No Guaranty of Service. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Company, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

10.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

10.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

10.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the State of Pennsylvania, except to the extent preempted by the laws of the United States of America.

10.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Director's life is a general asset of the Company to which the Director and beneficiary have no preferred or secured claim.

IN WITNESS WHEREOF, the Director and a duly authorized
Company officer have signed this Agreement.


DIRECTOR:                           COMPANY:
                                    The Fulton County
National
                                    Bank & Trust Company
/s/David L. Seiders           By  /s/Clyde H. Bookheimer
-------------------------        -------------------------
David L. Seiders              Title  President
                                     ----------------------

                          EXHIBIT 1
                             TO
                   DEFERRED FEE AGREEMENT

                      Deferral Election

I elect to defer compensation under my Deferred Fee
Agreement with the Company, as follows:

    Amount of Deferral          Frequency of            Durration
                                  Deferral
[Initial and Complete one]      [Initial One]         [Initial One]
         I elect to defer         Beginning of           This Year only
         ____% of Director        Year
         Fees
                             ---
                                  Each pay
                                  period
  ---                        ---                   ---
  DLS    I elect to defer         Monthly                For ___
         $ 250.00 of                                     [Insert
         Director Fees                                   Number] Years
                             ---
                             DLS  Quarterly
  ---                        ---                   ---
         I elect not to           Semi-Annually    DLS   Until the
         defer Director                                  Normal
         Fees                                            Termination
                                                         Date
                             ---
                                  End of Year
  ---                        ---                   ---
                                                         Until the
                                                         Normal
                                                         Termination
                                                         Date
                                                   ---

I understand that I may change the amount, frequency and duration of my deferrals by filing a new election form with the Company; provided, however, that any subsequent election will not be effective until the calendar year following the year in which the new election is received by the Company.

                   Beneficiary Designation

I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary:  /s/David M. Seiders
          ----------------------
Contingent:
             --------------------------

Note: To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

I understand that I may change these beneficiary designations by filing a new written designation with the Company. I further understand that the designations will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.

Signature:  /s/David L. Seiders
            -----------------------
Date:  February 9, 1996
       ----------------------------
Accepted by the Company 9th day of February, 1996.
                        ---       --------------
By:  /s/Clyde H. Bookheimer
     ------------------------------
Title:  President
        ---------------------------
                                                Exhibit 10.4

         BOARD RESOLUTION-DIRECTOR EMERITUS PROGRAM
     OF THE FULTON COUNTY NATIONAL BANK & TRUST COMPANY

BE IT RESOLVED, by the Board of Directors of the Fulton County National Bank & Trust Company that any directors of this Bank ceasing to be directors and who have attained the age of 65 with 10 years of continuous service may be elected by the Board of Directors as "Director Emeritus" and such persons who accept such election shall serve for 10 years as advisors and consultants to the Board of Directors of this Bank and, when invited, may sit with the Board of Directors at regular meetings and discuss any question under consideration provided, however, that such Directors Emeritus shall cast no vote.

A Director Emeritus, in consideration of his (i) availability for advice and consultation, (ii) willingness to act as "Goodwill Ambassador" for the Bank, and (iii) agreement not to enter into a competitive agreement which in contrary to the interest of the bank, shall, whether or not present at such regular meetings, be paid a monthly fee of $ 333.33. Should a director who has become eligible for service as a Director Emeritus die before receiving 10 years of payments, his beneficiary shall not be entitled to any remaining payments. If a retiring director who meets the eligibility requirements chooses not to become a Director Emeritus, no living benefits or survivor benefits shall be paid to such director or his beneficiary.

I, Raleigh V. Barnett, a Director of The Fulton County
National Bank & Trust Company do hereby state that I intend on participating in the Director Emeritus Program under the terms and conditions as described in the above resolution adopted by the Board of Directors on November 13, 1995.

Signed this 15th day of June, 1998.
            ----       -----------

Director:                              Witness:
/s/Raleigh V. Barnett            /s/DoriAnn Hoffman
-----------------------------    --------------------------
[Name of Director]                     [Witness]


                                                  EXHIBIT 13









                       C O N T E N T S


                                                          Page

INDEPENDENT AUDITOR'S REPORT                                 1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance sheets                                             2
  Statements of income                                       3
  Statements of changes in stockholders' equity              4
  Statements of cash flows                               5 - 6
  Notes to consolidated financial statements            7 - 22

ACCOMPANYING FINANCIAL INFORMATION

 Selected five year financial data                          23
 Changes in income and expense                              24
 Summary of quarterly financial data                        25
 Statements of average balances and average rates 26 - 27 Management's discussion and analysis of consolidated financial condition
   and results of operations                           28 - 35
 Stock market analysis and dividends                        35

                INDEPENDENT AUDITOR'S REPORT



Board of Directors
Fulton Bancshares Corporation
McConnellsburg, Pennsylvania


          We have audited the accompanying consolidated balance sheets of the Fulton Bancshares Corporation and its wholly-owned subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fulton Bancshares
Corporation and its wholly-owned subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




/S/Smith Elliott Kearns & Company, LLC



Chambersburg, Pennsylvania
February 20, 2003

                         FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                   December 31, 2002 and 2001

                                                                  2002                2001
ASSETS
  Cash and due from banks                                     $     5,213,690    $     5,529,420
  Investment securities available for sale                         37,674,900         30,798,647
  Federal Reserve, Atlantic Central Bankers Bank
      and Federal Home Loan Bank stocks                             1,771,950          1,100,850
  Loans, net of reserve for loan losses
      2002 - $ 1,030,713; 2001 - $ 845,045                        107,236,147        103,655,616
  Premises and equipment                                            3,938,272          3,673,746
  Cash surrender value of life insurance                            4,657,795          4,430,903
  Accrued interest receivable                                         939,089            902,805
  Real estate owned other than premises                                     0             83,341
  Other assets                                                        850,560            679,517
                                                              ---------------    ---------------
       Total assets                                            $  162,282,403     $  150,854,845
                                                              ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits
       Noninterest bearing                                    $    16,155,636    $    13,486,097
       Interest bearing                                            96,869,814        103,552,356
                                                             ----------------   ----------------
                                                                  113,025,450        117,038,453

  Other borrowed funds                                             31,250,000         17,325,000
  Accrued interest payable                                            313,724            424,743
  Other liabilities                                                 1,033,949            822,770
                                                             ----------------   ----------------
     Total liabilities                                            145,623,123        135,610,966
                                                             ----------------   ----------------
Stockholders' Equity
  Common stock: par value $.625 per share; 4,000,000
       shares authorized; shares issued and outstanding -
       2002 - 492,810; 2001 - 492,770                                 309,375            309,375
  Additional paid-in capital                                        2,051,294          2,051,106
  Retained earnings                                                14,262,722         13,035,796
  Accumulated other comprehensive income (loss)                       124,003    (        62,672)
  Treasury stock, shares at cost -
       2002 - 2,190; 2001 - 2,230                            (        88,114)    (        89,726)
                                                             ----------------   ----------------
     Total stockholders' equity                                    16,659,280         15,243,879
                                                             ----------------   ----------------
       Total liabilities and stockholders' equity              $  162,282,403     $  150,854,845
                                                              ===============    ===============

       The Notes to Consolidated Financial Statements are an integral part of these statements.

                              FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                               Years Ended December 31, 2002, 2001 and 2000
                                                                         2002         2001         2000
  Interest Income
    Interest and fees on loans                                         $ 7,593,348 $ 8,584,709  $ 8,505,771
    Interest and dividends on investment securities:
         Other U. S. Government agencies                                   708,802     587,996      635,046
         Mortgage-backed securities                                        197,870     228,320      287,347
         Obligations of state and political subdivisions                   102,247     135,056      199,461
         FNMA and FHLMC preferred stock                                  1,102,811     463,856      267,674
         Other interest and dividends                                      119,954     130,407       92,949
    Interest on federal funds sold                                          11,976      54,335        4,107
                                                                       ----------- -----------  -----------
     Total interest income                                               9,837,008  10,184,679    9,992,355
                                                                       ----------- -----------  -----------
  Interest Expense
    Interest on deposits                                                 3,289,201   4,470,576    4,252,368
    Interest on federal funds purchased                                     31,380       2,632        5,760
    Interest on other borrowed money                                       950,426     959,091      951,684
                                                                       ----------- -----------  -----------
     Total interest expense                                              4,271,007   5,432,299    5,209,812
                                                                       ----------- -----------  -----------
     Net interest income before provision for loan losses                5,566,001   4,752,380    4,782,543
                                                                       ----------- -----------  -----------
  Provision for Loan Losses                                                255,000      15,000       45,000
                                                                       ----------- -----------  -----------
     Net interest income after provision for loan losses                 5,311,001   4,737,380    4,737,543
                                                                       ----------- -----------  -----------
  Other Income
    Service charges on deposit accounts                                    208,084     189,186      177,226
    Other service charges and fees                                         165,311     108,567      111,181
    Earnings - Cash surrender value of life insurance                      258,203     249,418      197,110
    Trust services                                                          22,277      19,002       18,390
    Gain on sale of investment securities                                      705      57,329        5,905
    Gain on sale of OREO property                                            8,516           0            0
    Other income                                                            10,544      15,975       12,647
                                                                       ----------- -----------  -----------
     Total other income                                                    673,640                  522,459
                                                                                   639,477
                                                                       ----------- -----------  -----------
  Other Expenses
    Salaries, fees and employee benefits                                 1,727,652   1,559,673    1,508,929
    Net occupancy expense of bank premises and
      furniture and equipment expense                                      746,394     729,435      727,963
    FDIC insurance premiums                                                 20,386      19,754       20,811
    Other expenses                                                       1,283,779   1,141,725    1,112,743
                                                                       ----------- -----------  -----------
     Total other expenses                                                3,778,211   3,450,587    3,370,446
                                                                       ----------- -----------  -----------
     Income before income taxes                                          2,206,430   1,926,270    1,889,556
  Applicable income tax                                                    476,878     440,016      449,785
                                                                       ----------- -----------  -----------
     Net income                                                        $ 1,729,552 $ 1,486,254  $ 1,439,771
                                                                       =========== ===========  ===========
  Earnings per common share                                            $      3.51 $      3.02  $      2.91
                                                                       =========== ===========  ===========

       The Notes to Consolidated Financial Statements are an integral part of these statements.

                                        FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Years Ended December 31, 2002, 2001 and 2000
                                                                                        Accumulated
                                                                                           Other
                                                           Additional                  Comprehensive                  Total
                                                Common       Paid-In      Retained        Income      Treasury    Stockholders'
                                                 Stock       Capital      Earnings        (Loss)        Stock        Equity

Balance, December 31, 1999                      $ 309,375   $ 2,051,275  $ 11,002,482   ($  609,865)  $        0   $ 12,753,267

Comprehensive income:
     Net income                                                             1,439,771                                 1,439,771

     Change in unrealized gain on
       investment securities available
       for sale, net of tax of $ $ 270,896                                                   525,856                    525,856
                                                                                                                  -------------
Total comprehensive income                                                                                            1,965,627

     Purchases of treasury stock
       (2,300 shares)                                                                                 (  92,532)     (  92,532)

     Issuance of treasury stock
        (45 shares)                                                                                        1,800          1,800

     Cash dividends ($ .86 per share)                                    (   424,601)                              (   424,601)
                                               ----------  ------------  ------------  -------------  ----------  -------------
Balance, December 31, 2000                        309,375     2,051,275    12,017,652  (     84,009)  (  90,732)     14,203,561

Comprehensive income:
     Net income                                                             1,486,254                                 1,486,254

     Change in unrealized gain on
       investment securities available
       for sale, net of tax of $ 10,992                                                       21,337                     21,337
                                                                                                                  -------------
Total comprehensive income                                                                                            1,507,591

     Issuance of treasury stock
        (25 shares)                                        (       169)                                    1,006            837

     Cash dividends ($ .95 per share)                                    (   468,110)                             (    468,110)
                                               ----------  ------------  ------------  -------------  ----------  -------------
Balance, December 31, 2001                        309,375     2,051,106    13,035,796  (     62,672)  (  89,726)     15,243,879

Comprehensive income:
     Net income                                                             1,729,552                                 1,729,552

     Change in unrealized gain on
       investment securities available
       for sale, net of tax of $ 96,166                                                      186,675                    186,675
                                                                                                                  -------------
Total comprehensive income                                                                                            1,916,227

     Issuance of treasury stock
        ( 40 shares)                                                188                                    1,612          1,800

     Cash dividends ($ 1.02  per share)                                  (   502,626)                             (    502,626)
                                               ----------  ------------  ------------  -------------  ----------  -------------
Balance, December 31, 2002                     $  309,375   $ 2,051,294  $ 14,262,722  $     124,003  ($ 88,114)  $  16,659,280
                                               ==========  ============  ============  =============  ==========  =============

       The Notes to Consolidated Financial Statements are an integral part of these statements.

                           FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31, 2002, 2001 and 2000
                                                       2002              2001             2000
Cash flows from operating activities:
  Net income                                          $ 1,729,552       $ 1,486,254     $  1,439,771
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Compensation via treasury stock issued               1,800               837            1,800
     Depreciation and amortization                        333,070           365,722          394,762
     Investment amortization (accretion)            (    362,634)     (     40,657)           37,051
     Provision for loan losses                            255,000            15,000           45,000
     Deferred income taxes                          (     78,685)     (     82,580)    (     47,409)
     (Increase) decrease in CSV - life              (    226,892)     (    218,143)    (    164,274)
insurance
     (Gain) on sale of investment securities        (        705)     (     57,330)    (      5,905)
     (Gain) on sale of OREO property                (      8,516)                 0                0
     (Increase) in other assets                     (    188,524)     (     17,375)    (     49,780)
     (Increase) decrease in interest receivable     (     36,284)            62,578    (    234,755)
     Increase (decrease) in interest payable        (    111,019)     (     77,655)           81,005
     Increase in other liabilities                        211,180           180,119          124,987

Net cash provided by operating activities               1,517,343         1,616,770        1,622,253

Cash flows from investing activities:
  Sales of investment securities available                825,158         2,750,981        1,155,569
      for sale
  Maturities of investment securities available        20,021,820        16,059,038        1,476,328
      for sale
                                                    ( 27,077,051)     ( 26,087,480)    (  1,690,544)

  Net (increase) in loans                           (  4,077,176)     (  1,612,142)    ( 11,108,857)
  Purchases of property and equipment               (    596,779)     (    388,392)    (    187,876)
  Purchases of FRB, ACBB and FHLB stock             (  1,123,600)     (    270,000)    (    382,500)
  Redemptions of FRB, ACBB and FHLB stock                 452,500           421,300                0
  Purchases of officers' life insurance                         0                 0    (  1,020,000)
  Proceeds from the sale of OREO property                 332,684                 0                0
                                                     ------------      ------------     ------------
Net cash (used) by investing activities             ( 11,242,444)     (  9,126,695)    ( 11,757,880)
                                                     ------------      ------------     ------------
Cash flows from financing activities:
  Net increase (decrease) in deposits               (  4,013,003)        11,906,739        1,821,115
  Dividends paid                                    (    502,626)     (    468,110)    (    424,601)
  Proceeds from long-term borrowings                            0                 0        5,000,000
  Net increase (decrease) in line-of-credit            13,925,000        2,675,000)        3,525,000
      borrowings
  Purchases of treasury stock                                   0                 0          92,532)
                                                     ------------      ------------     ------------
Net cash provided by financing activities               9,409,371         8,763,629        9,828,982
                                                     ------------      ------------     ------------
Net increase (decrease) in cash and cash            (    315,730)         1,253,704    (    306,645)
    equivalents

Cash and cash equivalents at beginning of year          5,529,420         4,275,716        4,582,361
                                                     ------------      ------------     ------------
Cash and cash equivalents at end of year             $  5,213,690      $  5,529,420     $  4,275,716
                                                     ============      ============     ============

       The Notes to Consolidated Financial Statements are an integral part of these statements.

                           FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31, 2002, 2001 and 2000
                                                       2002              2001             2000
Supplemental disclosure of cash flows
   information:

   Cash paid during the year for:
      Interest                                     $    4,382,026    $    5,509,953    $   5,128,808
      Income taxes                                        645,000           471,000          505,575

Supplemental schedule of noncash investing and financing activities:

  Unrealized holding gain, net of tax              $      186,675    $       21,337    $     525,856

  Other real estate owned transferred to
      premises and equipment                       $            0    $            0    $     140,000

  Treasury stock issued as compensation            $        1,800    $          837    $       1,800

  Other real estate acquired in settlement of      $      241,645    $            0    $           0
      loans

       The Notes to Consolidated Financial Statements are an integral part of these statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies

      Nature of Operations

      Fulton Bancshares Corporation's primary activity consists of owning and supervising its subsidiaries:

      The Fulton County National Bank and Trust Company
        ("Bank"), which is engaged in providing banking and bank related services, principally in Fulton, southern Huntingdon, Bedford, and western Franklin Counties. Its seven branches are located in McConnellsburg (2), Warfordsburg, Hustontown, Orbisonia, St. Thomas and Breezewood.

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

      See Note 12 for parent company financial statements.

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

      Investment Securities

      Under SFAS 115, the Corporation's investments in securities are classified in three categories and accounted for as follows:

      Trading Securities. Securities held principally for resale in the near term are classified as trading securities and recorded at their fair values.
        Unrealized gains and losses on trading securities are included in other income. The Corporation had no trading securities in 2002 or 2001.

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

      The Corporation has classified all of its investment securities as "available for sale" at December 31, 2002 and 2001, and during the years then ended.

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

      Premises and Equipment

      Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on primarily the straight-line method over the estimated useful lives of the various assets as follows:
                                              Years

                Computer software            3 - 5
                Premises                    15 - 50
                Equipment and vehicles       3 - 25

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

      Earnings per Share

      Earnings per common share were computed based on weighted averages of 492,772, 492,747, and 494,054 shares of common stock outstanding in 2002, 2001, and 2000, respectively.

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

          Federal Reserve, Atlantic Central Banker's Bank, and Federal Home Loan Bank Stocks. The carrying amount for these stocks approximates their fair value since they are not actively traded and have no readily determinable market value.

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

          Deposit Liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

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

      Advertising

      The Corporation expenses advertising costs as incurred. Advertising expenses for the years ended
      December 31, 2002, 2001, and 2000 were $ 93,217,
      $ 85,169, and $ 102,434, respectively.

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

      The components of the change in net unrealized gains
      (losses) on securities were as follows:

                                  2002         2001        2000
   Gross unrealized holding      $ 283,546   $   89,658   $ 802,657
      gains arising during
      the year
   Reclassification             (      705) (   57,329) (    5,905)
      adjustment for gains
      realized in net income
                                 ---------    ---------   ---------
   Net unrealized holding          282,841       32,329     796,752
      gains before taxes

   Tax effect                   (   96,166) (   10,992) (  270,896)
                                 ---------    ---------   ---------
   Net change                    $ 186,675    $  21,337   $ 525,856
                                 =========    =========   =========

      Reclassifications

      Certain reclassifications have been made to the 2001
      financial statements in order to conform to the 2002 presentation.

Note 2.    Investments

      The amortized cost and fair value of investment securities available for sale at December 31 were:

                                    Amortized Cost   Gross Unrealized Gross Unrealized     Fair Value
                                                          Gains            Losses

                                                                   2002
Obligations of U. S. Government
   corporations and agencies        $    14,237,861    $      144,583  $             0   $    14,382,444
Obligations of states and
political
   subdivisions                           2,086,473            61,497           29,185         2,118,785
Mortgage-backed securities                4,643,691            55,270              831         4,698,130
Corporate bonds                             997,416           114,574                0         1,111,990
FNMA and FHLMC preferred stock           15,389,576           160,500          306,725        15,243,351
Other stocks                                132,000             2,300           14,100           120,200
                                    ---------------    --------------  ---------------   ---------------
       Totals                       $    37,487,017    $      538,724  $       350,841   $    37,674,900
                                    ===============    ==============  ===============   ===============
                                                                   2001
Obligations of U. S. Government
   corporations and agencies        $    14,000,000    $      104,122  $        42,406   $    14,061,716
Obligations of states and
political
   subdivisions                           2,286,825            20,854          104,915         2,202,764
Mortgage-backed securities                4,035,252            20,413           18,643         4,037,022
Corporate bonds                             996,950            50,050                0         1,047,000
FNMA and FHLMC preferred stock            9,442,578             9,298          126,431         9,325,445
Other stocks                                132,000             3,700           11,000           124,700
                                    ---------------    --------------  ---------------   ---------------
       Totals                       $    30,893,605    $      208,437  $       303,395   $    30,798,647
                                    ===============    ==============  ===============   ===============


      The amortized cost and fair value of investment securities available for sale at December 31, 2002, by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized Cost     Fair Value
Due in one year or less                   $           0  $            0
Due after one year through five years        12,398,053      12,568,602
Due after five years through ten years        4,467,361       4,617,466
Due after ten years                             456,336         427,151
Mortgage-backed securities                    4,643,691       4,698,130
FNMA and FHLMC preferred stock               15,389,576      15,243,351
Other stocks                                    132,000         120,200
                                         --------------  --------------
                                          $  37,487,017  $   37,674,900
                                         ==============  ==============

      Proceeds from sales of securities available for sale during 2002 were $ 825,158. Gross gains and losses on those sales were $ 705 and $ 0, respectively.
      Proceeds from maturities of investment securities during 2002 were $ 20,021,820, resulting in no gains or losses. Included in stockholders' equity at December 31, 2002 is $ 124,003 of unrealized holding gains on securities available for sale, net of $ 63,880 in deferred taxes.

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

      The Corporation is required to maintain minimum investments in certain stocks, which are recorded at cost since they are not actively traded and therefore, have no readily determinable market value.
      Consequently, the Corporation owns the following equity securities at December 31:

                                                 2002         2001

      Federal Home Loan Bank               $ 1,691,100  $ 1,020,000
      Atlantic Central Bankers Bank             10,000       10,000
      Federal Reserve Bank
                                                70,850       70,850
                                           -----------  -----------
                                           $ 1,771,950  $ 1,100,850
                                           ===========  ===========

      Securities with a cost basis of $ 14,237,861 (fair value of $ 14,382,444) and $ 14,000,000 (fair value of $ 14,061,716) at December 31, 2002 and 2001,
      respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.    Loans

      Loans consist of the following at December 31 (in thousands):

                                                      2002            2001
Real estate loans:
    Secured by farmland                             $     15,179   $     15,030
    Secured by 1-4 family residential                     52,444         43,203
    Secured by multifamily (5 or more)                       314            362
       residential properties
    Secured by nonfarm nonresidential                     13,705         19,650
Loans to finance agricultural production:
    Loans to farmers                                       6,104          5,455
Commercial and industrial loans                            9,067         11,963
Loans to individuals for household, family and
   other personal expenditures                            10,959          8,247
Obligations of states and political                          456            551
   subdivisions in the U.S.
All other loans
                                                              39             40
                                                         108,267        104,501
Less:  reserve for loan losses                    (       1,031) (         845)
                                                   ------------- --------------
                                                     $   107,236    $   103,656
                                                   ============= ==============

      Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                                    90 Days or More           Nonaccrual
                                 - - - Past Due - - -     - - - Status - - -
                                  2002    2001   2000     2002    2001   2000
Loans secured by real estate      $  59   $  567 $ 479   $ 1,525  $ 269  $   0
Personal loans                       11       48    29         0      0      0
Commercial and other loans            0      307    41        71     20      0
                                  -----   ------ -----   -------  -----  -----
    Total                         $  70   $  922 $ 549   $ 1,596  $ 289  $   0
                                  =====   ====== =====   =======  =====  =====

      The foregone revenue on nonaccrual loans totaled
      $ 6,503, $ 20,284, and $ 0 at December 31, 2002,
      2001, and 2000, respectively.  During 2002, the
      Corporation foreclosed on property with a cost of $ 241,645, which was sold in 2002 for $ 154,471.
      Proceeds of $ 87,173 were also received from an insurance company to satisfy the balance due from the foreclosure.

      At December 31, 2002, 2001, and 2000, the total recorded investment in impaired loans was $ 0.

Note 4.Reserve for Loan Losses

      Activity in the reserve for loan losses is summarized as follows:

                                                        2002        2001        2000
   Balance at beginning of period                 $    845,045    $ 847,121   $ 800,267
   Recoveries                                            7,441       16,830      34,093
   Current year provision charged to income            255,000       15,000      45,000
                                                  ------------    ---------   ---------
   Total                                             1,107,486      878,951     879,360
   Losses                                               76,773       33,906      32,239
                                                  ------------    ---------   ---------
   Balance at end of period                        $ 1,030,713    $ 845,045   $ 847,121
                                                  ============    =========   =========

Note 5.  Loans to Related Parties

      The Corporation has granted loans to its officers and directors and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 1,231,000 and $ 1,246,000 at December 31, 2002 and 2001, respectively. During
      2002, $ 1,258,000 of new loans were made and repayments totaled $ 1,273,000. During 2001,
      $ 661,000 of new loans were made and repayments totaled $ 610,000.

      Outstanding loans to employees totaled $ 781,000 and $ 842,000 at December 31, 2002 and 2001, res
      pectively.

Note 6.   Premises and Equipment

      A summary of premises and equipment is as follows:

           Description                   Cost           Accumulated     Depreciated Cost
                                                       Depreciation
                                                           2002
Premises and improvements          $      3,770,477   $        788,538  $      2,981,939
(including land $ 482,257)
Equipment, furniture and fixtures                            2,127,273
                                          3,007,411                              880,138
Vehicles
                                            111,505             35,310            76,195
                                   ----------------   ----------------  ----------------
                                   $      6,889,393   $      2,951,121  $      3,938,272
                                   ================   ================  ================
                                                           2001
Premises and improvements          $      3,445,509   $        714,755  $      2,730,254
(including land $ 441,101)
Equipment, furniture and fixtures                            1,890,950
                                          2,507,136                              616,186
Vehicles
                                             92,602             35,870            56,732
Construction in progress
                                            270,074                  0           270,074
                                   ----------------   ----------------  ----------------
                                   $      6,315,321   $      2,641,575  $      3,673,246
                                   ================   ================  ================

      Included in construction in progress at December 31, 2001 were costs associated with the purchase of a branch office in Breezewood, PA. The branch began operations on February 11, 2002.

      Depreciation and amortization expense on property and equipment and other real estate owned amounted to $ 332,253 in 2002, $ 365,201 in 2001, and $ 394,242
      in 2000.

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

                                     Contract or Notional Amount
                                         2001            2001
   Financial instruments whose
      contract amounts represent
      credit risk at December 31:
      Commitments to extend credit    $ 15,502,585    $ 12,909,132
      Standby letters of credit            106,000         266,000
      and financial guarantees
      written

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

Note 8.Retirement Plan

      The Corporation maintains a 401-K profit-sharing plan covering substantially all full-time employees. The plan allows contributions of up to 15% of eligible compensation by employees. Additional contributions can be made at the discretion of the board of directors. The Corporation contributions made to the plan were $ 104,206 for 2002, $ 66,000 for 2001, and
      $ 72,000 for 2000.

Note 9.Federal Income Taxes

      The components of federal income tax expense are summarized as follows:

                                             2002          2001          2000
   Current year provision                 $ 555,323    $ 503,104    $ 495,186
   Deferred income taxes (benefits)      (  78,685)   (  82,580)   (  47,409)
   Income tax effect of securities                        19,492
      transactions                              240                     2,008
                                          ---------    ---------    ---------
   Applicable income taxes                $ 476,878    $ 440,016    $ 449,785
                                          =========    =========    =========

      Federal income taxes were computed after reducing pretax accounting income for nontaxable interest and dividend income in the amount of $ 593,555, $ 464,229, and $ 433,970, for 2002, 2001, and 2000,
      respectively.

      A reconciliation of the effective income tax rate to the federal statutory rate is as follows:


   Applicable federal income tax rate        34.0%       34.0%    34.0%
   Reductions resulting from:
   Nontaxable investment income and        ( 12.4%)   ( 11.2%)    (10.2%)
      other items, net of nondeductible
      expenses
                                           -------      -------    ------
   Effective income tax rate                 21.6%        22.8%     23.8%
                                           =======      =======    ======

      Net deferred tax assets are included in other assets on the balance sheet as follows:

                                             2002           2001
   Total deferred tax assets                $ 601,482       $ 502,166
   Total deferred tax liabilities        (   254,443)    (   137,646)
                                           ----------     -----------
   Net deferred tax asset                   $ 347,039       $ 364,520
                                           ==========     ===========

      The Corporation has not recorded a valuation allowance for the deferred tax assets as management believes that it is more likely than not that they will be ultimately realized.

      The tax effects of each type of significant item that give rise to deferred taxes are:

                                                2002           2001
Net unrealized losses (gains) on             ($   63,880)    $    32,286
securities available for sale
Deferred compensation                             312,571        242,589
Allowance for loan losses                         286,700        220,394
Depreciation                                 (   190,563)   (   137,646)
Foregone interest on non-accrual loans              2,211          6,897
                                              -----------    -----------
    Net deferred tax asset                    $   347,039    $   364,520
                                              ===========    ===========

Note 10.  Leases

      The Corporation is party to real estate leases with base monthly rental charges of $ 3,370. These charges are to be adjusted on specified dates and by agreed upon amounts or by the net change in the consumer price index. The leases expire on January 7, 2011 (as extended) and December 31, 2005, respectively. Each lease contains a provision for renewal under various terms at the Corporation's option. In addition, the Corporation leases certain equipment on a 54 month lease which expires on October 30, 2004. Total rental expense charged to operations for the years ended December 31, 2002, 2001, and 2000 was $ 64,195, $ 62,937, and $ 58,413,
      respectively.

      Based on the current monthly rent, future minimum
      rental payments for the next five years are as
      follows:
      2003                           $ 63,110
      2004                             59,331
      2005                             40,439
      2006                             38,939
      2007                             38,939

Note 11.  Deposits

      Included in interest-bearing deposits at December 31 are NOW and Money Market Account balances totaling
      $ 19,099,495 and $ 15,800,762 for 2002 and 2001,
      respectively.

      Time deposits of $ 100,000 and over aggregated
      $ 18,337,176 and $ 25,234,850 at December 31, 2002
      and 2001, respectively. Interest expense on time deposits of $ 100,000 and over was $ 1,009,000, $ 1,064,000, and $ 717,000 for 2002, 2001, and 2000,
      respectively.

      The amount of time deposits maturing over the next 5 years is as follows:

       2003                      $ 49,456,004
       2004                         3,378,485
       2005                         1,344,080
       2006                         1,312,979
       2007                         8,501,084
                                 ------------
                                 $ 63,992,632
                                 ============

      The Corporation accepts deposits of the officers and directors of the Corporation and its subsidiaries on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled
      $ 3,648,369 and $ 2,926,759 at December 31, 2002 and
      2001, respectively.

      Overdrafts of $ 34,679 and $ 17,142 at December 31,
      2002 and 2001, respectively, were reclassified as loans for financial reporting purposes.

Note 12.   Fulton Bancshares Corporation (Parent Company
Only) Financial Information

      The following are the condensed balance sheets, income statements and statements of cash flows for the parent company as of and for the periods ended
      December 31:

Assets                                                                   2002             2001
Cash                                                                  $      14,364   $       8,788
Investment in Fulton County National Bank & Trust Company                16,483,857      15,065,732
Investment in the Fulton County Community Development Corporation            36,859          42,177
Securities available for sale                                               120,200         124,700
Deferred taxes                                                                4,012           2,482
                                                                      -------------   -------------
  Total assets                                                        $  16,659,292   $  15,243,879
                                                                      =============   =============
Liabilities

Accounts payable                                                      $          12   $           0
                                                                      -------------   -------------
Stockholders' Equity

Common stock, par value $ .625 per share,                                   309,375         309,375
  4,000,000 shares authorized; shares issued and
  outstanding - 2002 - 492,810; 2001 - 492,770
Additional paid-in capital                                                2,051,294       2,051,106
Retained earnings                                                        14,262,722      13,035,796
Accumulated other comprehensive income (loss)                               124,003   (     62,672)
Treasury stock; shares at cost - 2002 - 2,190; 2001 - 2,230           (     88,114)   (     89,726)
                                                                      -------------   -------------
Total stockholders' equity                                               16,659,280      15,243,879
                                                                      -------------   -------------
Total liabilities and stockholders' equity                             $ 16,659,292   $  15,243,879
                                                                       ============   =============

Note 12.   Fulton Bancshares Corporation (Parent Company
Only) Financial Information (Continued)

                                                            2002           2001           2000

                 Statements of Income
               Years Ended December 31
Cash dividends from wholly-owned subsidiary              $    555,000   $   512,000    $    510,050

Investment income                                               1,360         1,200           1,090

Equity in undistributed income of subsidiaries              1,223,162     1,018,365         970,574

Printing, supplies, amortization and other expenses     (     49,970)  (    45,311)   (     41,943)
                                                         ------------   -----------    ------------
Net income                                               $  1,729,552   $ 1,486,254    $  1,439,771
                                                         ============   ===========    ============
               Statements of Cash Flows
               Years Ended December 31

Cash flows from operating activities:
    Net income                                           $  1,729,552  $  1,486,254    $  1,439,771
    Adjustments to reconcile net income to cash
      provided by operating activities:
       Equity in undistributed income of subsidiary     (  1,223,162)  ( 1,018,365)   (    970,574)
       Compensation - treasury stock issued                     1,800           837           1,800
       Increase (decrease) in accounts payable                     12             0   (         27)
                                                         ------------   -----------    ------------
Net cash provided by operating activities                     508,202       468,726         470,970
                                                         ------------   -----------    ------------
Cash flows from financing activities:
    Dividends paid                                      (    502,626)  (   468,110)   (    424,601)
    Purchases of treasury stock                                     0             0   (     92,532)
                                                         ------------   -----------   -------------
Net cash provided (used) by financing activities        (    502,626)  (   468,110)   (    517,133)
                                                         ------------  ------------   -------------
Net change in cash                                              5,576           616   (     46,163)
Beginning cash                                                  8,788         8,172          54,335
                                                         ------------  ------------    ------------
Ending cash                                              $     14,364   $     8,788    $      8,172
                                                         ============   ===========    ============

Note 13.   Compensating Balances

      The Corporation is required to maintain certain compensating balances with its correspondent banks to cover processing costs and service charges. The balances with these correspondent banks may exceed federally insured limits, which management considers to be a normal business risk. Required compensating balances were $ 125,000 at December 31, 2002 and
      2001.

Note 14.   Regulatory Matters

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

      Fulton County National Bank and Trust Company, as a
      National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Retained earnings available for the payment of dividends without approval of the Comptroller amounted to $ 3,455,122, $ 3,207,341, and
      $ 3,198,758 at December 31, 2002, 2001, and 2000,
      respectively. The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines, the Corporation is required to maintain minimum capital ratios. The "leverage ratio", which compares capital to adjusted total balance sheet assets is required to be at least 3%. "Tier I" and "Tier II" capital ratios compare capital to risk-weighted assets and off-balance sheet activity. The Tier I ratio is required to be at least 4%. The combined Tier I and Tier II ratio is required to be at least 8%.

      At December 31 the Corporation's actual ratios and required levels were as follows:

                                         - - - - Actual - -
                                                - -
                               Required   2002       2001
   Leverage (total adjusted     3.0%      10.4%     10.6%
      capital/total average
      assets)
   Tier 1 (Tier 1 core          4.0%      14.5%     14.0%
      capital/risk weighted
      assets)
   Total capital (total         8.0%      15.4%     14.8%
      capital plus allowance
      for loan losses/risk
      weighted assets)

      As of December 31, 2002, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Note 15.   Liabilities for Borrowed Money

      At December 31, 2002 and 2001, the Corporation had an outstanding ten year, $ 15,000,000 loan with Federal
      Home Loan Bank of Pittsburgh. The interest rate can increase quarterly depending on market rates based on the 3 month LIBOR plus .1%, but any change is at the discretion of the FHLB. The rate is currently fixed at 5.93% at December 31, 2002 and 2001 and is payable monthly. The loan matures on July 12, 2010. There are significant penalties for prepayment.

      The Corporation has established credit at Federal
      Home Loan Bank (FHLB) of Pittsburgh to improve liquidity. The Corporation may borrow up to approximately $ 57 million from FHLB under the terms of certain commitment agreements, less any borrowings outstanding. The rates and terms of the commitments are flexible and are not fixed until the funds are withdrawn, but funds may not be borrowed for more than one year. Borrowings were $ 16,250,000 and $ 2,325,000 at December 31, 2002 and 2001,
      respectively. The variable interest rate was 1.31% and 2.10% at December 31, 2002 and 2001, respectively, and can change daily based on FHLB's cost of funds. Collateral for the borrowings consists of certain investments and mortgages approximating $ 60 million at December 31, 2002.

Note 16.   Real Estate Owned Other Than Premises

      At December 31, 2001, real estate owned other than premises consisted of a rental property in St.
      Thomas, PA which was carried at depreciated cost of $ 83,341. The rental property was originally purchased for expansion purposes, but the Bank sold the property during 2002. Net proceeds from the sale were $ 91,040, which resulted in a gain of $ 8,516.

Note 17.Fair Value of Financial Instruments

      The estimated fair values of the Corporation's financial instruments under Statement on Financial
      Accounting Standards (SFAS) No. 107, Disclosure About
      Fair Value of Financial Instruments were as follows at December 31, 2002 and 2001:

                                       - - - - - 2002 - - - - - -     - - - - 2001- - - - - -
                                         Carrying         Fair        Carrying        Fair
                                          Amount          Value        Amount        Value
                                                            (000 Omitted)
       FINANCIAL ASSETS
       Cash and due from banks            $   5,214     $   5,214   $    5,529     $    5,529
       Securities available for sale         37,675        37,675       30,799         30,799
    Federal Reserve, Atlantic                 1,772         1,772        1,101          1,101
       Central Bankers Bank, and
       Federal Home Loan Bank stocks
       Loans receivable (net)               107,236       108,245      103,656        103,875
       Accrued interest receivable              939           939          903            903

       FINANCIAL LIABILITIES
       Time certificates                     63,993        65,429       74,322         70,020
       Other deposits                        49,032        49,032       42,716         42,716
       Accrued interest payable                 314           314          425            425
       Other borrowed funds                  31,250        33,452       17,325         18,250

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

      As a result of these plans, the following items are recognized in the financial statements:

                                                         2002         2001           2000
   Asset
   Cash surrender value of life insurance           $ 4,657,795  $ 4,430,903    $ 4,212,760

   Liabilities
   Supplemental executive retirement plan               653,785      501,946        352,031
   Deferred directors fees liability                    272,818      219,808        171,344


   Income
   Earnings on cash surrender value of life             258,203      249,418        197,110
      insurance

Note 18. Deferred Compensation and Other Benefit Programs
(Continued)

                                                         2002         2001          2000
      Expenses
      Life insurance expense                        $   31,311   $   31,276   $   32,836
      Supplemental executive retirement expense        151,839      149,915       93,111
      Deferred directors fees                           54,695       50,148       46,974
      Director emeritus fees                            12,000       12,000       12,000
      Payments made to retired director                  1,685        1,685          857

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

       FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

              SELECTED FIVE-YEAR FINANCIAL DATA


                                           2002         2001         2000        1999        1998
Income (000 omitted)
Interest income                           $   9,837     $ 10,184    $   9,992   $   8,759   $   8,148
Interest expense                                4,271        5,432        5,210       4,325       4,151
Provision for loan losses                         255           15           45         195         185
                                           ----------  -----------    ---------  ----------  ----------
Net interest income after provision for         5,311        4,737        4,737       4,239       3,812
loan losses
Securities gains (losses)                           1           57            6           6           4
Other operating income                            673          582          516         583         718
Other operating expenses                        3,778        3,450        3,370       3,011       2,745
                                           ----------  -----------    ---------  ----------  ----------
Income before income taxes                    2,207        1,926        1,889       1,817       1,789
Applicable income tax                           477          440          450         380         391
                                           ----------  -----------    ---------  ----------  ----------
Net income                               $    1,730    $   1,486    $   1,439   $   1,437   $   1,398
                                         ==========  ===========    =========  ==========  ==========

Per share amounts are based on following weighted averages:

2002 - 492,772   2000 - 494,054    1998 - 495,000
2001 - 492,747   1999 - 495,000

Income before income taxes         $   4.48     $   3.91     $   3.82   $   3.67     $   3.61
Applicable income taxes                 .97          .89          .91        .77          .79
Net income                             3.51         3.02         2.91       2.90         2.82
Cash dividend paid                     1.02          .95          .86        .86          .72
Book value                            33.81        30.94        28.75      25.76        25.21

Year-End Balance Sheet Figures (000 omitted)

Total assets                        $ 162,282  $ 150,855    $ 140,480  $ 128,478   $ 119,649
Net loans                             107,236    103,656      102,058     90,995      80,214
Total investment securities            39,447     31,899       24,643     24,436      29,183
Deposits-noninterest bearing           16,155     13,486       13,025     12,354      11,553
Deposits-interest bearing              96,870    103,552       92,107     90,957      87,788
Total deposits                        113,025    117,038      105,132    103,311      99,341
Liabilities for borrowed money         31,250     17,325       20,000     11,475       7,100
Total stockholders' equity             16,659     15,244       14,204     12,753      12,479

Ratios (includes net unrealized gain/loss on AFS securities)

Average equity/average assets       10.21%   10.17%    9.82%   10.36%   10.60%
Return on average equity            10.64%   10.12%   10.94%   11.19%   11.88%
Return on average assets             1.09%    1.03%    1.07%    1.16%    1.26%

       FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

        CHANGES IN INCOME AND EXPENSE - 2002 and 2001

      The schedule below reflects comparative changes in income and expense included in the Consolidated Statements of Income for 2002 and 2001 together with changes in asset and liability volumes associated with these income and expense items.


                                                  2002 Compared to 2001                         2001 Compared to 2000
                                       Average      Volumes       Income/Expense       Average     Volumes      Income/Expense
($ 000 omitted)                               $             %          $           %           $           %        $           %
Loans                                        191           .2    (   992)  (   11.6)       6,976         7.1       79          .9
Investment securities                     11,109         42.9        687        44.4         708         2.8       63         4.3
Other investments                       (    791)   (   52.2)   (    42)   (   77.8)       1,441      1974.0       50      1200.5
                                        --------                 --------              ---------              -------
Total                                     10,509          7.9    (   347)  (    3.4)       9,125         7.4      192         1.9
                                        --------                 --------              ---------              -------
Interest/borrowed funds                    3,075         18.8         21         2.5         476         3.0        4          .4
Interest bearing demand deposits             439          4.0    (   115)  (   57.5)         788         7.7  (    18)  (    8.3)
Savings deposits                           1,547          9.2    (   126)  (   34.7)   (   1,727)   (   9.3)        (   (   24.7)
                                                                                                               119)
Time deposits                              2,264          3.1    (   941)  (   24.1)       9,103        14.5      355        10.0
                                        --------                 --------              ---------              -------
Total                                      7,325          6.3    ( 1,161)  (   21.4)       8,640         8.9      222         4.1
                                        --------                 --------              ---------              -------
Net interest income                                                  814        17.1                          (    30)  (     .6)
Provision for loan losses                                            240      1600.0                          (    30)        5.4
                                                                 -------                                      -------
Net interest income after provision                                  574        12.1                                          0.0
for loan losses                                                                                                   0
                                                                 -------                                      -------
Security transactions                                            (    56)  (   98.2)                               51       850.0
Other operating income                                                91        15.6                               66        12.8
                                                                 -------                                      -------
Income before operating expense                                      609        11.3                              117         2.2
                                                                 -------                                      -------
Salaries & employee benefits                                         168        10.8                               51         3.4
Occupancy & equipment expense                                         17         2.3                                1          .1
FDIC insurance premiums                                                1         3.2                                 (  (    4.8)
                                                                                                                  1)
Other operating expenses                                             142        12.4                               29         2.6
                                                                 -------                                      -------
Total operating expenses                                             328         9.5                               80         2.4
                                                                 -------                                      -------
Income before income taxes                                           281        14.6                               37         2.0
Applicable income taxes                                               37         8.4                          (    10)  (    2.2)
                                                                 -------                                      -------
Net income                                                           244        16.4                               47         3.3
                                                                 =======                                      =======

       FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

             SUMMARY OF QUARTERLY FINANCIAL DATA

      The unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are as follows:


                                               2002                                2001
($ 000 omitted except per                  Quarter Ended                       Quarter Ended
share)
                                Mar. 31 June 30  Sept. 30  Dec. 31  Mar. 31  June 30 Sept. 30   Dec. 31
Interest income                 $ 2,443 $ 2,575    $ 2,500  $ 2,319 $ 2,565  $ 2,552   $ 2,565  $ 2,502
Interest expense                  1,064   1,132      1,118      957   1,385    1,373     1,376    1,298
                                ------- -------    -------  ------- -------  -------   -------  -------
Net interest income               1,379   1,443      1,382    1,362   1,180    1,179     1,189    1,204
Provision for loan losses            15     110        115       15      15        0         0        0
                                ------- -------    -------  ------- -------  -------   -------  -------
Net interest income after          1,364   1,333      1,267    1,347   1,165    1,179     1,189    1,204
provision for loan losses
Securities gains (losses)             1       0          0        0       9       17         0       31
Other income                        156     161        157      199     130      142       136      174
Other expenses                      936     933        965      944     858      854       871      867
                                ------- -------    -------  ------- -------  -------   -------  -------
Operating income before income       585     561        459      602     446      484       454      542
taxes
Applicable income taxes             151     122         78      126     113      108        95      124
                                ------- -------    -------  ------- -------  -------   -------  -------
Net income                      $   434 $   439    $   381  $   418 $   333  $   376   $   359  $   418
                                ======= =======    =======  ======= =======  =======   =======  =======


Net income applicable to common
stock
Per share data:
Net income                      $   .88 $   .89    $   .77  $   .97 $   .68  $   .76   $   .73  $   .85

       FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

      STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES


           ($ 000 omitted)               2002           2001         2000        1999        1998
LOANS
Lines of credit                        $    3,549     $ 3,301    $  3,024  $    2,921  $    3,332
Tax free                                      690       1,039         785         846       1,281
Commercial                                 23,950      23,363      21,292      18,413      14,203
Mortgage                                   64,784      60,964      54,534      48,070      40,916
Consumer                                   12,246      16,361      18,417      17,652      15,878
                                       ----------   ---------   ---------  ----------  ----------
Total loans                               105,219     105,028      98,052      87,902      75,610
                                       ----------   ---------   ---------  ----------  ----------
INVESTMENT SECURITIES
  (at amortized cost)
U.S. Government                                 0           0           0           0           0
U.S. Government agencies                   14,960      10,156      10,210       8,465       5,863
State & municipal                           2,240       2,817       3,997       5,903       5,793
Mortgage-backed securities                  4,697       3,751       4,532       5,988       9,324
FNMA & FHLMC preferred stock               13,023       7,309       5,204       4,932       4,701
Corporate bonds                               997         814         262           0           0
Other                                       1,106       1,067       1,001         800         577
                                       ----------   ---------   ---------  ----------  ----------
Total investment securities                37,023      25,914      25,206      26,088      26,258
                                       ----------   ---------   ---------  ----------  ----------
OTHER SHORT-TERM INVESTMENTS
Federal funds sold                            723       1,514          73          18         343
                                       ----------   ---------   ---------  ----------  ----------
TOTAL EARNING ASSETS                      142,965     132,456     123,331     114,008     102,211
                                       ----------   ---------   ---------  ----------  ----------
TOTAL ASSETS                            $ 155,563   $ 144,384   $ 134,004   $ 123,985   $ 111,002
                                       ==========   =========   =========  ==========  ==========
Percent increase - earning assets            7.9%        7.4%        8.2%       11.5%        5.3%

DEPOSITS
Interest-bearing demand (NOW)          $   11,431  $   10,992  $   10,204  $   16,951  $   16,779
Savings (MMA & sav.)                       18,438      16,891      18,618      13,834      13,616
Time                                       74,238      71,974      62,871      56,443      54,621
                                       ----------   ---------   ---------  ----------  ----------
Total interest-bearing deposits           104,107      99,857      91,693      87,228      85,016
                                       ----------   ---------   ---------  ----------  ----------
OTHER BORROWINGS
Federal funds purchased                       239         108         118          70         622
Liabilities for borrowed money             19,225      16,281      15,795      11,734       3,804
                                       ----------   ---------   ---------  ----------  ----------
                                           19,464      16,389      15,913      11,804       4,426

TOTAL INTEREST-BEARING
  LIABILITIES                             123,571     116,246     107,606      99,032      89,442
                                       ----------   ---------   ---------  ----------  ----------

       FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                                    2002   2001    2000    1999    1998
AVERAGE RATES EARNED
                                     %       %      %       %       %
Loans
Commercial                         5.61      7.28   9.21    8.32    9.23
Mortgage                           7.41      8.19   8.24    8.01    8.61
Consumer                           8.75      9.07   8.97    8.74    8.77
Tax free                           5.08      5.54   5.48    5.53    5.82
Lines of credit                    6.61      7.87   9.55    8.35    8.81
                                   ----      ----   ----    ----    ----
Total                              7.22      8.17   8.60    8.37    8.72
                                   ----      ----   ----    ----    ----
Investment Securities
U.S. Government                    0.00      0.00   0.00    0.00    0.00
U.S. Government agencies           4.74      5.79   6.22    6.05    5.95
State & municipal                  4.56      4.79   4.99    4.94    4.93
Mortgage-backed securities         4.21      6.09   6.34    5.44    5.50
Corporate bonds                    7.02      7.12   7.51    0.00    0.00
Other                              8.66      6.38   5.82    5.34    5.31
                                   ----      ----   ----    ----    ----
Total                              6.03      5.96   5.88    5.50    5.43
                                   ----      ----   ----    ----    ----
Other Short-Term Investments
Federal funds sold                 1.63      3.54   5.59    4.43    5.49
                                   ----      ----   ----    ----    ----
Total earning assets               6.89      7.69   8.04    7.68    7.86
                                   ====      ====   ====    ====    ====
AVERAGE RATES PAID
Time & savings deposits            3.16      4.48   4.64    4.29    4.60
Federal funds purchased            1.72      2.43   4.87    5.05    5.57
Liabilities for borrowed money     4.94      5.89   6.03    4.91    5.32
                                   ----      ----   ----    ----    ----
Total interest-bearing             3.46      4.67   4.84    4.37    4.64
liabilities
                                   ====      ====   ====    ====    ====

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.


OPERATING RESULTS

          Net after tax income was $ 1,730,000 for 2002 compared to $ 1,486,000 for 2001, representing an increase of $ 244,000, or 16.4%. Net income on an adjusted per share basis for 2002 was $ 3.51, an increase of $ .49 from the $ 3.02 per share realized during 2001.

          Total interest income for 2002 was $ 9,837,000 compared with $ 10,184,000 earned during 2001, for a decrease of $ 347,000, or 3.4%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments and a higher average balance of investments, which typically produce lower yields than loans, in 2002 compared with the same period in 2001.

          Average earning assets increased 7.9% and 7.4% in 2002 and 2001, respectively. Average investments increased
42.9% in 2002, with the increase concentrated in U. S.
Government Agency securities and FNMA/FHLMC preferred stocks. Average loans, which typically produce higher yields than investments, increased 0.2% in 2002. Net loans at December 31, 2002 stood at $ 107,236,000 compared to $ 103,656,000 as of December 31, 2001, an increase of 3.5%.

          Total interest expense was $ 4,271,000 for 2002, a decrease of $ 1,161,000, or 21.4%, from the $ 5,432,000 for
2001. The decrease was due solely to a significant decrease in interest rates paid on deposits and short-term borrowings.

          Average interest-bearing liabilities increased
6.3% and 8.0% in 2002 and 2001, respectively. Average borrowings increased 18.8% and average time deposits, which typically pay higher yields, increased 3.1% in 2002.
Average interest-bearing demand deposits and savings deposits increased 4.0% and 9.2%, respectively. Interest-bearing deposits stood at $ 96,870,000 at December 31, 2002 compared to $ 103,552,000 as of December 31, 2001, a decrease of 6.5%.

          Net interest income is the difference between total interest income and total interest expense. Interest income is generated through earning assets, which includes loans, deposits with other banks, and investments. Interest income is dependent on many factors including the volume of earning assets; level of interest rates; changes in interest rates; and volumes of nonperforming loans. The cost of funds varies with the volume of funds necessary to support earning assets; rates paid to maintain deposits; rates paid on borrowed funds; and level of interest-free deposits.

          Net interest income for 2002 totaled $ 5,566,000, up $ 814,000, or 17.1% from 2001. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities to maintain a desired net interest margin.

          Other income represents service charges on deposit accounts, commissions on loan insurance, fees for official checks and other services, safe deposit box rentals, fees for trust services, securities gains(losses), gains(losses) on sales of other real estate owned, and earnings on cash surrender value of directors and officers life insurance.

          Other income increased $ 35,000, or 5.5%, from 2001 to 2002. The increase in 2002 resulted primarily from $ 25,000 earned as a result of instituting ATM surcharges and a $ 19,000 increase in service charges on deposit accounts.

          Noninterest expenses are classified into four main categories: salaries, fees and employee benefits; occupancy and furniture and equipment expenses that include depreciation, maintenance, utilities, taxes, insurance and rents; FDIC insurance premiums; and other operating expenses that include all other expenses incurred in daily operations.

          Employee-related expenses increased 10.8% and 3.4% for 2002 and 2001, respectively, primarily due to the addition of personnel to staff a branch office opened in early February, 2002, and merit pay increases. Occupancy and furniture and equipment expenses increased 2.3% and 0.1% for 2002 and 2001, respectively, primarily due to increased equipment and building maintenance costs and depreciation associated with the opening of a new branch office in February, 2002, offset by reduced depreciation expense on assets that became fully depreciated at the end of 2001. Other operating expenses increased 12.4% and 2.4% for 2002 and 2001, respectively, primarily due to increases in advertising costs, OCC assessments, PA shares tax, printing and supplies, telephone and other overhead expenses.

          Applicable income taxes changed between 2002, 2001, and 2000 because of changes in pretax accounting income and taxable income. The effective tax rate for 2002 was 21.6% compared to 22.8% and 23.8% for 2001 and 2000, respectively. The decrease in the effective income tax rate for 2002 was due primarily to increases in the dividends received deduction for FNMA/FHLMC preferred stock which was partially offset by a decrease in tax-exempt interest on obligations of state and political subdivisions. The 2001 decrease was due primarily to increases in the dividends received deduction for FNMA/FHLMC preferred stock and nontaxable income related to the increase in the cash surrender value of directors and officers life insurance benefit which was partially offset by a decrease in tax-exempt interest on obligations of state and political subdivisions.


FINANCIAL CONDITION

          Total assets at December 31, 2002 were
$ 162,282,000, a 7.6% increase over December 31, 2001.  Net
loans at December 31, 2002 totaled $ 107,236,000, an increase of 3.5% over December 31, 2001.

          The provision for loan losses was $ 255,000 in 2002 compared to $15,000 in 2001. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. The Corporation's history of net charge-offs has traditionally been better than peer group performance with an average rate of less than .10% of average loans outstanding over the past five years and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity or capital. Though this trend is expected to continue, management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

          Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                                   90 Days or More   Nonaccrual Status
                                      Past Due
                                   2002      2001      2002      2001
Loans secured by real estate        $ 59      $ 567   $ 1,525    $ 269
Personal loans                        11         48          0        0
Commercial and other loans             0        307         71       20
                                    ----      -----    -------    -----
     Total loans                    $ 70      $ 922    $ 1,596    $ 289
                                    ====      =====    =======    =====

          There were no restructured loans for any of the time periods set forth above.

          The Corporation utilizes a comprehensive, systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. Each quarter, the loan portfolio is categorized into various pools as follows:

          Pool #1 Specific allowances for any individually identified problem loans
          Pool #2  Commercial
          Pool #3  Residential Real Estate
          Pool #4  Consumer Demand and Installment
          Pool #5  Farm Loans
          Pool #6  Off-Balance Sheet Commitments

          Business lines of credit and commercial loans with balances of $250,000 and over are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified as substandard are individually reviewed. Allocations to the allowance for loan losses are based upon classifications assigned to those specific loans.

          Loan classifications utilized are based on past experience and are as follows:

                                   Allowance Factors
                                   ------------------
          Loss                        Charge-off
          Doubtful                       50%
          Substandard                     3%
          Special Mention                 1%

          The remaining portion of the pools are evaluated as groups with allocations made to the allowance based on historical loss experience, current and anticipated trends in delinquencies, trends in volume and terms of loans, concentrations of credit and general economic conditions within the Corporation's trading area.

          The reasons for the increase in the provision for loan losses for 2002 compared to 2001 are significant increases in nonaccrual and classified loans. Nonaccrual loans have increased more than 450% over the past four quarters and represent 1.5% of total loans. At December 31, 2002, ninety-one percent of loans on nonaccrual status were fully-secured farm loans. Classified loans on December 31, 2002 were $ 4,264,000 compared to $ 2,040,000 on December 31, 2001, an increase of 109%. The Corporation has identified farm loans as a concentration of credit. At December 31, 2002, classified farm loans comprised
$ 3,680,000, or 86.3% of the classified loans.

          Total deposits decreased 3.4% to $ 113,025,000 at December 31, 2002 compared with $ 117,038,000 at December
31, 2001.  Non-interest-bearing demand deposits increased
19.8%, while interest-bearing deposits decreased 6.5%.

          Stockholders' equity reached $ 16,659,000 at December 31, 2002 for a 9.3% increase over the prior year. Accumulated earnings for 2002 and a $ 187,000 decrease in net unrealized losses (net of tax effect) were partially offset by dividends declared and paid of $ 503,000. Total stockholders' equity represented 10.3% and 10.1% of total assets at the end of 2002 and 2001, respectively. Cash dividends of $ 1.02 and $ .95 per share were paid in 2002 and 2001, respectively. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open and privately negotiated transactions, up to 2% of its shares of outstanding common stock. As of September 30, 2002, the company had repurchased 2,190 shares, representing 0.44% of its shares of outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.


CRITICAL ACCOUNTING POLICIES

          Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

          The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance is an amount management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.


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

                               Due          Due          Due         Due         Due         Total
                           0 - 30 Days    31 - 90      91 - 180   181 - 360     After
                                           Days         Days         Days       1 Year
Rate Sensitive Assets
Investment securities         $   9,058    $   8,108    $   4,043    $   4,894   $ 11,384    $   37,487
Real estate, commercial and      18,846        4,293       14,052       11,955     59,121       108,267
consumer loans
                             ---------    ---------    ---------    ---------  ---------    ----------
                              $ 27,904     $ 12,401     $ 18,095     $ 16,849   $ 70,505     $ 145,754
                             =========    =========    =========    =========  =========    ==========
Rate Sensitive
Liabilities
Short-term borrowings          $ 16,250   $        0   $        0   $        0          $    $   16,250
                                                                                       0
Long-term borrowings                  0            0            0            0     15,000        15,000
Certificates of deposit           4,757        5,708        2,098        2,940      2,834        18,337
over $ 100,000
Other certificates of            11,462        5,081        6,966       10,441     11,706        45,656
deposit
Money market deposit                  0            0        1,996        3,992      1,996         7,984
accounts
Other interest-bearing                                      2,489        9,957     12,447        24,893
deposits                             0            0
                             ----------   ----------   ----------   ----------  ---------   -----------
                               $ 32,469     $ 10,789     $ 13,549     $ 27,330   $ 43,983     $ 128,120
                             ==========   ==========   ==========   ==========  =========   ===========
Cumulative GAP               ($   4,565) ($   2,953)    $   1,593  ($   8,888)   $ 17,634    $   17,634
                             ==========   ==========   ==========   ==========  =========   ===========

          Loan rates have significantly decreased over the past twelve months. Based on current economic indicators and predictions, management anticipates that interest rates will remain stagnant over the first half of 2003 and will slowly increase over the remainder of the year. As a result, management has assessed probabilities to each time period and proportionately included variable rate loans in rate sensitive assets of one year or less.

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

CAPITAL FUNDS

          Internal capital generation has been the primary method utilized by Fulton Bancshares Corporation to increase its capital stock. Stockholders' equity exceeded
$ 16.6 million at December 31, 2002. Regulatory authorities have established capital guidelines in the form of the "leverage" and "risk-based capital" ratios. The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to
                                        -32-
risk profiles of individual banks. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimums at December 31 is as follows:

                                   Fulton        Regulatory
                                 Bancshares       Minimum
                                 Corporation    Requirement
                                                     s
                                2002    2001
Leverage ratio                  10.4%   10.6%          3%

Risk-based capital ratio
Tier I (core capital)           14.5%   14.0%          4%
Combined Tier I and Tier II
  (core capital plus
allowance
  for loan losses)              15.4%   14.8%          8%

          Fulton Bancshares Corporation has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines and industry averages. Certain ratios are useful in measuring the ability of a company to generate capital internally.

          The following chart indicates the growth in equity capital for the past three years.

                                      2002      2001      2000
Equity capital at December 31       $ 16,659  $ 15,244   $ 14,204
  ($ 000 omitted)
Equity capital as a percent of        10.27%    10.10%     10.11%
assets
  at December 31
Return on average assets               1.11%     1.03%      1.07%
Return on average equity              10.91%    10.12%     10.94%
Cash dividend payout ratio            29.06%    31.50%     29.45%

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

                       - - - - - - - - - - Principal/Notional Amount Maturing In - - - - - - - - - -
(In millions)
Rate sensitive assets    2003    2004     2005      2006    2007    Thereafter    Total       Fair
                                                                                              Value

Fixed rate loans        $ 9,281 $ 3,689  $ 3,262   $ 2,571 $ 2,291     $ 19,792   $ 40,886   $ 41,895
Average interest          7.42%   9.08%    8.72%     8.40%   8.07%        7.91%      8.01%
rates

Variable rate loans      18,059   2,452    2,548     2,434   2,211       39,677     67,381     67,381
Average interest          5.13%   6.31%    6.34%     6.43%   6.41%        6.42%      6.07%
rates

Fixed rate securities    26,778       0      499     2,800   1,000        1,456     32,533     32,721
Average interest          4.39%       0    7.53%     5.55%   5.38%        5.50%      4.62%
rates

Variable rate             3,215     844      533       379     290        1,465      6,726      6,726
securities
Average interest          3.27%   4.00%    4.01%     4.02%   4.03%        4.08%      3.68%
rates


Rate sensitive
liabilities

Noninterest-bearing        1,616   1,454    1,309     1,178   1,060        9,538     16,155     16,155
checking
Average interest            N/A     N/A      N/A       N/A     N/A          N/A        N/A
rates

Savings and interest-     3,288   2,959    2,663     2,397   2,157       19,413     32,877     32,877
bearing checking
Average interest          0.82%   0.82%    0.82%     0.82%   0.82%        0.82%      0.82%
rates

Time deposits            12,364  10,118    7,924     6,272   6,829       20,486     63,993     65,429
Average interest          3.38%   3.70%    4.09%     4.39%   4.19%        4.19%      3.54%
rates

Variable rate            16,250       0        0         0       0       15,000     31,250     33,452
borrowings
Average interest          1.31%       0        0         0       0        5.93%      3.53%
rates

                                        -34-

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          Financial Accounting Standards Board (FASB)
Standard 142, which is effective for years beginning after December 15, 2001, addresses the financial accounting reporting for acquired goodwill and other intangible assets. It does not address intangibles acquired as part of business combinations which is addressed by FASB 141. This statement also addresses how goodwill and intangibles are accounted for after they have been initially recognized. Management has evaluated the impact of this statement on the consolidated financial statements and has determined it is not material.

          Financial Accounting Standards Board (FASB)
Standard 148, Accounting for Stock-Based Compensation-
Transition and Disclosure, an amendment of FASB 123, amends
FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion
No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The
Corporation does not have any stock option plan, therefore, SAFS No. 148 will have no affect.


STOCK MARKET ANALYSIS AND DIVIDENDS

          The Corporation's common stock is traded inactively in the over-the-counter market. As of December 31, 2002 the approximate number of shareholders of record was 513.

                               Market      Cash     Market     Cash
                               Price     Dividen    Price     Dividen
                                            d                    d
                                     2002                2001
First Quarter                 $ 35.25      .22     $ 31.00      .20
Second Quarter                  35.25      .22       33.00      .20
Third Quarter                   37.50      .26       33.00      .25
Fourth Quarter                  45.00      .32       33.50      .30

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

                                                EXHIBIT 23.1

                INDEPENDENT AUDITOR'S CONSENT


Board of Directors and Shareholders
Fulton Bancshares Corporation


          We consent to the incorporation by reference in registration statements (Form SB-2 No. 33-85626) of Fulton Bancshares Corporation of our report dated February 20, 2003, appearing in the 2002 annual report on shareholders incorporated by reference in this Form 10-K of Fulton Bancshares Corporation for the year ended December 31, 2002.




                         /S/SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 20, 2003

                                                EXHIBIT 99.1





                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350
                   AS ADOPTED PURSUANT TO
        SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of FULTON BANCSHARES
CORPORATION (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date therein specified (the
"Report"), I, Clyde H. Bookheimer, President and Chief
Executive Officer of the Company, certify, pursuant to 18
U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of
    1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


                             By:    /s/Clyde H. Bookheimer
                                    Clyde H. Bookheimer
                                    President and Chief
                                    Executive Officer,
                                    Director
Dated:  March 26, 2003

                                                EXHIBIT 99.2


                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350
                   AS ADOPTED PURSUANT TO
        SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of FULTON BANCSHARES
CORPORATION (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date therein specified (the
"Report"), I, DoriAnne Hoffman, Vice President and
Treasurer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of
    1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


                         By:    /s/DoriAnn Hoffman
                                DoriAnn Hoffman
                                Vice President and Treasurer
                                (Principal Financial and
                                Accounting Officer)

Dated:  March 26, 2003