Form 10-Q
period 2003-03-31
FULTON BANCSHARES CORP
filed 2003-05-13
CIK 850626

Page 30 of 30 pages
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2003
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
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at April 30, 2003
(Common stock, .625 par value)                 492,810

Page 1


                  FULTON BANCSHARES CORPORATION

                                 INDEX



                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - March 31, 2003
     and December 31, 2002                                         4
   Condensed consolidated statements of income - three months
     ended March 31, 2003 and 2002                                 5
   Condensed consolidated statements of comprehensive income -
     three months ended March 31, 2003 and 2002                    6
   Condensed consolidated statements of cash flows - three
     months ended March 31, 2003 and 2002                          7
   Notes to condensed consolidated financial statements        8 - 9

   Management's discussion and analysis of financial
     condition and results of operations                     10 - 16

PART II - OTHER INFORMATION                                       18

   Signatures                                                     19

   Certifications of Principal Executive Officer
     and Principal Financial Officer                         20 - 23

   Exhibits                                                  24 - 26


Page 2

                 PART I - FINANCIAL INFORMATION

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31   December 31
                                                           2003        2002*
                                                        (Unaudited)
                                                             (000 Omitted)
ASSETS
Cash and due from banks                                   $   3,990  $     5,214
Available-for-sale securities                                32,921       37,675
Federal Reserve, Atlantic Central Bankers Bank, Federal
   Home Loan Bank, at cost which approximates market          1,834        1,772
Loans, net of allowance for loan losses                     106,860      107,236
Bank building, equipment, furniture & fixtures, net           3,890        3,938
Accrued interest/dividends receivable                           842          939
Cash surrender value of life insurance                        4,711        4,658
Other assets                                                  1,335          850
                                                          ---------  -----------
          Total assets                                    $ 156,383  $   162,282
                                                          =========  ===========
LIABILITIES
Deposits:
   Noninterest-bearing deposits                           $  15,075  $    16,155
   Interest-bearing deposits:
      Savings deposits                                       34,367       32,877
      Time deposits                                          60,755       63,993
                                                          ---------  -----------
          Total deposits                                    110,197      113,025
Accrued interest payable                                        197          314
Other borrowed money                                         27,725       31,250
Other liabilities                                             1,212        1,034
                                                          ---------  -----------
          Total liabilities                                 139,331      145,623
                                                          ---------  -----------
STOCKHOLDERS' EQUITY
Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 492,810 and 492,770
   shares issued and outstanding, at March 31, 2003
   and December 31, 2002, respectively                          310          310
Surplus                                                       2,051        2,051
Retained earnings                                            14,656       14,262
Net unrealized gains/(losses) available - for-sale
   Securities                                                   123          124
Treasury stock:  2,190 and 2,230 shares,
   respectively at cost                                  (      88)  (        88)
          Total stockholders' equity                         17,052       16,659
                                                          ---------  -----------
          Total liabilities and
             stockholders' equity                         $ 156,383  $   162,282
                                                          =========  ===========

* Condensed from audited financial statements








              The accompanying notes are an integral part of these
                    condensed financial statements.

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                     2003        2002
                                                       (000 Omitted)

Interest & Dividend Income                         $   1,798  $     1,932
   Interest & fees on loans
   Interest & dividends on investment
      securities:
      U.S. Government securities                         140          178
      Obligations of state & political
         Subdivisions                                     23           26
   Other interest & dividend income                      344          307
                                                   ---------  -----------
           Total interest & dividend income            2,305        2,443
                                                   ---------  -----------
Interest Expense
   Interest on deposits                                  575          833
   Interest on other borrowed money                      274          231
                                                   ---------  -----------
          Total interest expense                         849        1,064
                                                   ---------  -----------

          Net interest income before
             provision for loan losses                 1,456        1,379
Provision for loan losses                                 30           15
                                                   ---------  -----------
Net interest income after provision
   for loan losses                                     1,426        1,364
                                                   ---------  -----------
Other Income
   Service charges on deposit accounts                    55           43
   Other fee income                                       74           46
   Other noninterest income                               65           67
   Securities gains (losses)                               0            1
                                                   ---------  -----------
          Total other income                             194          157
                                                   ---------  -----------
Other Expense
   Salaries and employee benefits                        398          448
   Fixed asset expenses (including
      depreciation)                                      216          187
   FDIC insurance premiums                                 5            5
   Other noninterest expenses                            350          296
                                                   ---------  -----------
          Total other expenses                           969          936
                                                   ---------  -----------
          Net income before income taxes                 651          585
Applicable income taxes                                  144          151
                                                   ---------  -----------
          Net income                               $     507  $       434
                                                   =========  ===========
Weighted average number of shares
   Outstanding                                     $ 492,810  $   492,770

Net income per share                               $    1.03  $      0.88
Cash dividends declared per share                  $    0.23  $      0.22




              The accompanying notes are an integral part of these
                         condensed financial statements.

 FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                           (UNAUDITED)

                                         2003     2002

Net income                              $   507  $   434

Unrealized gain (loss) on investments
   available for sale, net of tax      (      1)(    166)

Reclassification adjustment for gains
   (losses) included in net income            0        1
                                        -------  -------
Comprehensive income                    $   506  $   269
                                        =======  =======






























      The accompanying notes are an integral part of these
                 condensed financial statements.

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 2003 and 2002
                           (UNAUDITED)

                                                      2003      2002
Cash flows from operating activities:
   Net income                                      $    507   $    434
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                      91         80
      Provision for loan losses                          30         15
      Other - Net                                  (    379)  (    190)
                                                    -------    -------
Net cash provided by operating activities               249        339
                                                    -------    -------
Cash flows from investing activities:
   Purchase of investment securities -
      Available-for-sale                           (  1,995)  (  3,797)
   FHLB stock redemption/(purchase)                (     62)        50
   Sales of available-for-sale securities                 0        601
   Maturities of available-for-sale securities        6,747      3,889
   Net (increase) decrease in loans                     346        248
   Purchases of & deposits on bank premises
      and equipment - net                          (     43)  (    201)
                                                    -------    -------
Net cash provided (used) by investing activities      4,993        790
                                                    -------    -------

Cash flows from financing activities:
Net increase (decrease) in deposits                (  2,828)  (  1,217)
Dividends paid                                     (    113)  (    108)
Net increase (decrease) in other borrowed money    (  3,525)       375
                                                    -------    -------
Net cash provided (used) by financing activities   (  6,466)  (    950)
                                                    -------    -------
Net increase (decrease) in cash and cash
   Equivalents                                     (  1,224)       179

Cash and cash equivalents, beginning balance
 Cash and cash equivalents, ending balance         $  3,990   $  5,708

 Supplemental disclosure of cash flows
    information:
 Cash paid during the period for:
 Interest                                          $    966  $     956
 Income taxes                                             0         52

 Supplemental schedule of noncash investing and
    financing activities:
 Change in net unrealized gain on investments
    available for sale (net of deferred taxes)    (       1) (     166)
 Transfer to OREO                                         0  (     242)





      The accompanying notes are an integral part of these
                 condensed financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2003
                           (UNAUDITED)
          Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on the review is attached as
          Exhibit 99 to the 10-Q filing.

Note 1.   Basis of Presentation

          The financial information presented at and for the three months ended March 31, 2003 and 2002 is unaudited. Information presented at December 31, 2002 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 6.   Investment Securities

          The carrying amounts of investment securities and their approximate fair values at March 31, 2003 were as follows:

                           Amortized         Gross            Gross          Fair
                              Cost         Unrealized      Unrealized       Value
                                             Gains          (Losses)

Debt securities available for sale:

FNMA/FHLMC non -
   cumulative
   preferred stocks      $ 16,450,000   $    281,750     ($   348,723)   $ 16,383,027
State & municipal
   Securities               1,500,786         56,583     (     23,789)      1,533,580
U.S. Government
   Agencies                 9,207,328         50,443                0       9,257,771
Mortgage-backed
   Securities               4,447,121         62,391                0       4,509,512
Corporate bonds               997,501        119,354                0       1,116,855
Equity securities             132,000          2,300     (     14,100)        120,200
                         ------------   ------------      -----------    ------------
                         $ 32,734,736   $    572,821     ($   386,612)   $ 32,920,945
                         ============   ============      ===========    ============

        There were no securities categorized "Held-to-maturity" or "Trading" at March 31, 2003.

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

                  FULTON BANCSHARES CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

OVERVIEW

       Net after tax income for the first quarter of 2003 was $ 507,000 compared to $ 434,000 for the same period in 2002, representing an increase of $ 73,000, or 16.8%. Net income on an adjusted per share basis for the first three months of 2003 was $ 1.03 compared to $ .88 per share realized during the first quarter of 2002.


INTEREST INCOME
       Interest income for the first quarter of 2003 was $ 2,305,000 compared to $ 2,443,000 earned during the same period in 2002, for a decrease of $ 138,000, or 5.6%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments in 2003 compared with the same period in 2002. Management expects average rates earned to increase slowly over the rest of 2003.


INTEREST EXPENSE

       Interest expense for the quarter of 2003 was $ 849,000, a decrease of $ 215,000, or 20.2% over the $ 1,064,000 incurred for the same period in 2002. The decrease was due primarily to a decrease in interest rates paid on deposits and short-term borrowings. Management expects average rates paid to slowly increase over the rest of 2003.


NET INTEREST MARGIN

       The net interest margin for the first quarter of 2003 was 4.00% compared with 4.10% for the first quarter of 2002.
Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.


NON-INTEREST INCOME

       First quarter 2003 non-interest income increased to $ 194,000 from $ 157,000, or 23.6%. Service charges on deposit accounts increased $ 12,000, or 27.9%. Other fee income increased $ 28,000, or 60.9%, primarily as a result of fee income generated on the sale of mortgages to the Federal Home Loan Bank. Other non-interest income decreased 3.0%. No securities gains or losses were reported for the first quarter of 2003 compared to securities gains of $ 1,000 for the same period in 2002.

NONINTEREST EXPENSES

       Noninterest expenses for the first quarter of 2003 totaled $ 969,000, an increase of $ 33,000, or 3.5%, over the $ 936,000 for the first quarter of 2002. Salaries and employee-related expenses were down $ 50,000, primarily due to the fact that January 2002 had 3 pay periods while there were only 2 pay periods in January 2003. Fixed asset expenses increased
$ 29,000, or 15.5%, primarily due to increased equipment and building maintenance costs and depreciation expense. Other non-interest expenses increased by $ 54,000, or 18.2%, due to increases in advertising and promotion costs, auditing fees, PA shares tax, telephone, and other operating expenses.


INCOME TAXES

       The income tax provision for the first quarter of 2003 was $ 144,000 compared to $ 151,000 for the first quarter of 2002. Effective income tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were as follows:

    Three Months Ended
         March 31

    2003          2002
    22.1%        25.8%

       The decrease in the effective income tax rate for 2003 was due primarily to increases in the dividends received deduction for FNMA/FHLMC preferred stock.


PROVISION FOR LOAN LOSSES

       A $ 30,000 provision for loan losses was made for the first three months of 2003 compared with $ 15,000 for the first three months of 2002. The provisions were based on management's evaluation of the reserve for possible loan losses at March 31, 2003 and 2002.

     A summary of the allowance for loan losses is as follows:


              ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                            (In 000's)

                                              March 31,   March 31,
                                                 2003        2002

Allowance for loan losses
   Beginning of period                         $   1,031  $     845
                                               ---------  ---------
   Loans charged-off during the period:
      Real estate loans                                0          0
      Installment loans                                7         28
      Commercial and all other loans                   0          3
                                               ---------  ---------
         Total charge-offs                             7         31
                                               ---------  ---------
   Recoveries of loans previously charged-off:
      Real estate loans                                0          0
      Installment loans                                3          2
      Commercial and all other loans                   0          0
                                               ---------  ---------
          Total recoveries                             3          2
                                               ---------  ---------
Net loans (charged-off) recovered              (       4) (      29)
Provision for loan losses charged to operations       30         15
                                               ---------  ---------
Allowance for loan losses - end of period      $   1,057  $     831
                                               =========  =========


       Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at March 31:

                       NONPERFORMING LOANS
                           (In 000's)

                                    90 Days or More        Nonaccrual Status
                                     Past Due and
                                    Still Accruing
                                    2003        2002        2003     2002
Real estate loans               $  1,269      $  321     $  1,515   $   29
Installment loans                     11          10            0        0
Commercial and all other loans     1,151           0           37        0
                                --------      ------     --------   ------
   Total loans                  $  2,431      $  331     $  1,552   $   29
                                ========      ======     ========   ======


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

       Loan classifications utilized are based on past experience and are as follows:

                     Allowance Factors
                     -----------------
Loss                    Charge-off
Doubtful                    50%
Substandard                  5%
Special mention              1%

       The remaining portion of the pools are evaluated as groups with allocations made to the allowance based on historical loss experience, current and anticipated trends in delinquencies, trends in volume and terms of loans, concentrations of credit, and general economic conditions within the bank's trading area. Management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity, or capital.

       The reasons for the increase in the provision for loan losses for the three months ended March 31, 2003 compared to 2002 are significant increases in delinquent and classified loans. Loans past due 90 days or more still accruing interest have increased 634.4$ over the past four quarters and represent 2.3% of total loans at March 31, 2003 compared with 0.3% at March 31, 2002. Fifty-two percernt of the total loans 90 days or more delinquent were fulling secured by real estate. Classified loans on March 31, 2003 were $ 4,408,000 compared with $ 2,026,000 on
March 31, 2002, an increase of 117.6%. The Bank has identified farm loans as a concentration of credit. At March 31, 2003, farm loans comprised $ 3,680,000, or 83.5%, of the classified loans.

FINANCIAL CONDITION

       Assets

       Total assets on March 31, 2003 were $ 156,383,000 compared to $ 162,282,000, on December 31, 2002, a decrease of 3.6%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on March 31, 2003 stood at $ 106,860,000, a decrease of 0.4% from $ 107,236,000 on
December 31, 2002.  The loan loss reserve at March 31, 2003 was
$ 1,057,000 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

       Liabilities

       Total deposits decreased 2.5% to $ 110,197,000 as of March 31, 2003 compared with $ 113,025,000 at December 31, 2002. Interest-bearing savings deposits increased 4.5%, while non-interest-bearing demand deposits and interest-bearing time deposits decreased 6.7%and 5.1%, respectively.

       Capital

       Total equity as of March 31, 2003 was $ 17,052,000 representing 10.9% of total assets, an increase of $ 393,000 from the $ 16,659,000 reported on December 31, 2002. Accumulated earnings for the first three months of 2003 were partially offset by dividends declared and paid of $ 113,000. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open market and private negotiated transactions, up to 2% of its shares of outstanding common stock. As of March 31, 2003, the company had repurchased 2,190 shares, representing 0.44% of its outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

REGULATORY CAPITAL

       The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at March 31, 2003 is as follows:

                                             Fulton      Regulatory
                                           Bancshares     Minimum
                                           Corporation  Requirements

Leverage ratio                                 10.6%        4.0%
Risk based capital ratios:
Tier I (core capital)                          14.4%        4.0%
Combined tier I and tier II (core
  capital plus allowance for loan losses)      15.4%        8.0%

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

                                          Balance Sheets Condensed
                                                   Average
                                         First Quarter   First Quarter
                                             2003             2002

            ASSETS
Federal funds sold                         $        0     $       12
Securities available for sale                  36,868         30,938
Other investments                               1,798          1,046
Loans                                         108,102        103,698
                                           ----------     ----------
          Total interest-earning assets       146,768        135,694
Cash and due from banks                         3,749          3,668
Bank premises and equipment                     3,913          3,714
All other assets                                5,987          5,834
Allowance for loan losses                 (     1,038)   (       843)
                                           ----------     ----------
          Total assets                     $  159,379     $  148,067
                                           ==========     ==========
            LIABILITIES
Interest-bearing deposits in
   domestic offices                        $   97,081     $  101,325
Federal funds purchased                             0             10
Other short-term borrowings                    29,496         16,808
                                           ----------     ----------
           Total interest-bearing
              liabilities                     126,577        118,143
Noninterest-bearing deposits                   14,835         13,554
All other liabilities                           1,058            950
                                           ----------     ----------
          Total liabilities                   142,470        132,647
                                           ----------     ----------
            STOCKHOLDERS' EQUITY
Common stockholders' equity                    16,638         15,372
Net unrealized holding losses, net of tax         271             48
                                           ----------     ----------
          Total stockholders' equity           16,909         15,420
                                           ----------     ----------
          Total liabilities and
             stockholders' equity          $  159,379     $  148,067
                                           ==========     ==========

Page 15
CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive or Chief Financial officers.


Page 16


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

         None

Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits:

Exhibit Number Referred to               Description
Item 601 of Regulation S-K               of Exhibit

                                   Financial Data Schedule
           99                      Report of Independent
                                   Accountant's on Interim
                                   Financial Statements

          99.1                     Certification of Chief
                                   Executive Officer pursuant to
                                   18 U.S.C. Section 1350

          99.2                     Certification of Chief
                                   Executive Officer pursuant to
                                   18 U.S.C. Section 1350

        (b)  Reports on Form 8-K

             None

                           SIGNATURES




       Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  May 13, 2003                      /s/Clyde H. Bookheimer
     ---------------------------         -----------------------
                                         Clyde H. Bookheimer,
                                         President and Chief
                                         Executive Officer




Date  May 13, 2003                       /s/Doriann Hoffman
     ---------------------------         -----------------------
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


Date:     April 30, 2003      By: /s/Clyde H. Bookheimer
      --------------------        -------------------------------
                                  Clyde H. Bookheimer
                                  President & CEO
                                 (Chief Executive Officer)

                          CERTIFICATION


I, Doriann Hoffman, Vice President and CFO, certify, that:

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


Date:     April 30, 2003       By:  /s/Doriann Hoffman
      --------------------          -------------------------------
                                    Doriann Hoffman
                                    Vice President and CFO
                                    (Chief Financial Officer)

                                                      EXHIBIT 99


                 INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


          We have reviewed the accompanying condensed consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of March 31, 2003 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the interim periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
May 9, 2003

                                                EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares
Corporation (the "Company") on Form 10-Q for the period ending
March 31, 2003 as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Clyde H.
Bookheimer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                    /s/  Clyde H. Bookheimer
                                    ---------------------------
                                    Chief Executive Officer
                                    April 30, 2003

                                                 EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Doriann Hoffman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                    /s/Doriann Hoffman
                                    ----------------------------
                                    Chief Financial Officer
                                    April 30, 2003