Form 10-Q
period 2003-06-30
FULTON BANCSHARES CORP
filed 2003-08-11
CIK 850626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2003
                      -------------
Commission file number:  33-850626
                         ---------

                          FULTON BANCSHARES CORPORATION
                          -----------------------------
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                               25-1598464
---------------------------------------             ------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                                     17233
---------------------------------------             ------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including
 area code:                                             (717) 485-3144
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
             Yes   X    No
                 -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at August 8, 2003
------------------------------            -----------------------------
(Common stock, .625 par value)                        492,810















                                  Page 1 of 29
                          FULTON BANCSHARES CORPORATION

                                      INDEX



                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - June 30, 2003
     and December 31, 2002                                         4
   Condensed consolidated statements of income - three months
     ended June 30, 2003 and 2002                                  5
   Condensed consolidated statements of comprehensive income -
     three months ended June 30, 2003 and 2002                     6
   Condensed consolidated statements of income - six
     months ended June 30, 2003 and 2002                           7
   Condensed consolidated statements of comprehensive income -
     six months ended June 30, 2003 and 2002                       8
   Condensed consolidated statements of cash flows- six
     months ended June 30, 2003 and 2002                           9
   Notes to condensed consolidated financial statements      10 - 11

   Management's discussion and analysis of financial
     condition and results of operations                     12 - 19

PART II - OTHER INFORMATION                                       21

   Signatures                                                     22

   Exhibits                                                  23 - 29















                                  Page 2 of 29





                         PART I - FINANCIAL INFORMATION









































                                  Page 3 of 29
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,      December
                                                                  31,
                                                    2003          2002
                                                 (Unaudited)
                                                       (000 Omitted)
ASSETS
Cash and due from banks                           $    6,534    $    5,214
Available-for-sale securities                         30,850        37,675
Federal Reserve, Atlantic Central Bankers Bank,
Federal
  Home Loan Bank, at cost which approximates market    1,744         1,772
Loans, net of allowance for loan losses              104,966       107,236
Bank building, equipment, furniture & fixtures, net    3,863         3,938
Other real estate owned                                   53             0
Accrued interest/dividends receivable                    759           939
Cash surrender value of life insurance                 5,119         4,658
Other assets                                             628           850
                                                  ----------    ----------
          Total assets                            $  154,516    $  162,282
                                                  ==========    ==========
LIABILITIES
Deposits:
   Noninterest-bearing deposits                   $   15,340    $   16,155
   Interest-bearing deposits:
      Savings deposits                                33,965        32,877
      Time deposits                                   61,310        63,993
                                                  ----------    ----------
          Total deposits                             110,615       113,025
Accrued interest payable                                 285           314
Other borrowed money                                  25,400        31,250
Other liabilities                                      1,002         1,034
                                                  ----------    ----------
          Total liabilities                          137,302       145,623
                                                  ----------    ----------
STOCKHOLDERS' EQUITY
Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 492,810 and
   492,770shares issued and outstanding,
   at June 30, 2003and December 31, 2002,
   respectively                                          310           310
Surplus                                                2,051         2,051
Retained earnings                                     14,825        14,262
Net unrealized gains/(losses) available - for-sale
   securities                                            116           124
Treasury stock:  2,190 and 2,230 shares,
   respectively at cost                          (        88)  (        88)
                                                  ----------    ----------
          Total stockholders' equity                  17,214        16,659
                                                  ----------    ----------
          Total liabilities and
             stockholders' equity                 $  154,516    $  162,282
                                                  ==========    ==========
* Condensed from audited financial statements











              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 4 of 29
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                     2003        2002
                                                      (000 Omitted)
Interest & Dividend Income                         $   1,679   $   1,918
   Interest & fees on loans
   Interest & dividends on investment securities:
      U.S. Government securities                          70         309
      Obligations of state & political
         subdivisions                                     14          26
   Interest on federal funds sold                          0           5
   Other interest & dividend income                      272         317
                                                   ---------   ---------
      Total interest & dividend income                 2,035       2,575
                                                   ---------   ---------
Interest Expense
   Interest on deposits                                  537         906
   Interest on federal funds purchased                     0           1
   Interest on other borrowed money                      270         225
                                                   ---------   ---------
      Total interest expense                             807       1,132
                                                   ---------   ---------
      Net interest income before provision
         for loan losses                               1,228       1,443
Provision for loan losses                                205         110
                                                   ---------   ---------
Net interest income after provision
   for loan losses                                     1,023       1,333
                                                   ---------   ---------
Other Income
   Service charges on deposit accounts                    57          48
   Other fee income                                       52          36
   Other non-interest income                              90          77
   Securities gains (losses)                             150           0
                                                   ---------   ---------
      Total other income                                 349         161
                                                   ---------   ---------
Other Expense
   Salaries and employee benefits                        411         411
   Fixed asset expenses (including depreciation)         188         190
   FDIC insurance premiums                                 4           5
   Other noninterest expenses                            367         327
                                                   ---------   ---------
      Total other expenses                               970         933
                                                   ---------   ---------
      Net income before income taxes                     402         561
Applicable income taxes                                  120         122
                                                   ---------   ---------
      Net income                                   $     282   $     439
                                                   =========   =========

 Weighted average number of shares outstanding     $ 492,810   $ 492,770
 Net income per share                              $    0.57   $    0.89
 Cash dividends declared per share                 $    0.23   $    0.22




              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 29
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                          2003        2002

Net income                              $     282   $     439
                                        ---------   ---------
Unrealized gain (loss) on
   investments available for sale,
   net of tax                          (       7)         170

Reclassification adjustment for gains
   (losses) included in net income            150           0
                                        ---------   ---------
Comprehensive income                    $     425   $     609
                                        =========   =========






























              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 29
        FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     Six Months Ended June 30, 2003 and 2002
                                   (UNAUDITED)

                                                 2003        2002
                                                  (000 Omitted)
Interest & Dividend Income                     $   3,477   $   3,850
  Interest & fees on loans
  Interest & dividends on investment securities:
     U.S. Government securities                      210         487
     Obligations of state & political
       subdivisions                                   37          52
  Interest on federal funds sold                       0           5
  Other interest & dividend income                   616         624
                                               ---------   ---------
        Total interest & dividend income           4,340       5,018
                                               ---------   ---------
Interest Expense
  Interest on deposits                             1,112       1,739
  Interest on federal funds purchased                  0           1
  Interest on other borrowed money                   544         456
                                               ---------   ---------
        Total interest expense                     1,656       2,196
                                               ---------   ---------
        Net interest income before provision
           for loan losses                         2,684       2,822
Provision for loan losses                            235         125
                                               ---------   ---------
Net interest income after provision for loan
  losses                                           2,449       2,697
                                               ---------   ---------
Other Income
  Service charges on deposit accounts                112          91
  Other fee income                                   126          82
  Other non-interest income                          155         144
  Securities gains (losses)                          150           1
                                               ---------   ---------
        Total other income                           543         318
                                               ---------   ---------
Other Expense
  Salaries and employee benefits                     809         859
  Fixed asset expenses (including depreciation)      404         377
  FDIC insurance premiums                              9          10
  Other noninterest expenses                         717         623
                                               ---------   ---------
        Total other expenses                       1,939       1,869
                                               ---------   ---------
        Net income before income taxes             1,053       1,146
Applicable income taxes                              264         273
                                               ---------   ---------
        Net income                             $     789   $     873
                                               =========   =========

Weighted average number of shares outstanding  $ 492,810   $ 492,770
Net income per share                           $    1.60   $    1.77
Cash dividends declared per share              $    0.46   $    0.44










              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 7 of 29

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                          2003       2002

Net income                              $     789  $     873
                                        ---------  ---------

Unrealized gain (loss) on
   investments available for sale,
   net of tax                          (       8)          3

Reclassification adjustment for gains
   (losses) included in net income            150          1
                                        ---------  ---------
Comprehensive income                    $     931  $     877
                                        =========  =========





































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 8 of 29
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                                   (UNAUDITED)

                                                   2003         2002
Cash flows from operating activities:
  Net income                                     $     789     $     873
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     182           164
     Provision for loan losses                         235           125
     Gain on sale - Securities                  (      150)   (        1)
     Gain on sale - OREO                                 0    (        9)
     Other - Net                                       237    (      174)
                                                 ---------     ---------
Net cash provided by operating activities            1,293           978
                                                 ---------     ---------
Cash flows from investing activities:
  Purchase of investment securities -
    Available-for-sale                          (    5,503)   (   13,438)
  Redemption of Federal Home Loan Bank Stock            28           233
  Sales of available-for-sale securities             1,614           601
  Maturities of available-for-sale securities       10,852         5,948
  Net decrease (increase) in loans                   2,035    (      993)
  (Purchase)/Sale of OREO                       (       53)          175
  Purchases of & deposits on bank premises
    and equipment - net                         (      107)   (      427)
  Purchase of directors and officers life
    insurance                                   (      353)            0
                                                 ---------     ---------
Net cash provided (used) by investing
  activities                                         8,513    (    7,901)
                                                 ---------     ---------

Cash flows from financing activities:
  Net increase (decrease) in deposits           (    2,410)        7,863
  Dividends paid                                (      226)   (      217)
  Net increase (decrease) in other borrowed
    money                                       (    5,850)   (    1,575)
                                                 ---------     ---------
Net cash provided (used) by financing
  activities                                    (    8,486)        6,071
                                                 ---------     ---------
Net increase (decrease) in cash and cash
  equivalents                                        1,320    (      852)
                                                 ---------     ---------
Cash and cash equivalents, beginning balance         5,214         5,529
                                                 ---------     ---------
Cash and cash equivalents, ending balance        $   6,534     $   4,677
                                                 =========     =========
Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest                                         $   1,685     $   2,229
Income taxes                                           327           377

Supplemental schedule of noncash investing
 and financing activities:
  Change in unrealized gain on investments
    available for sale (net of deferred taxes)  (        8)            4








              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 9 of 29
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

          Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the six months ended June 30, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.   Basis of Presentation

          The financial information presented at and for the three and six months ended June 30, 2003 and 2002 is unaudited. Information presented at December 31, 2002 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 4.   Federal Income Taxes

          For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred income taxes are provided in the financial statements. Federal income taxes were computed after reducing pretax accounting income for nontaxable municipal and loan income.
                                  Page 10 of 29
Note 5.   Other Commitments

          In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the Corporation does not anticipate any losses as a result of these transactions.

Note 6.   Investment Securities

          The carrying amounts of investment securities and their approximate fair values at June 30, 2003 were as follows:

                               Amortized       Gross         Gross       Fair Value
                                  Cost       Unrealized    Unrealized
                                               Gains        (Losses)

          Debt securities available for sale:

          FNMA/FHLMC non -
             cumulative
             preferred stocks $ 16,450,000     $ 227,850    ($ 247,500)  $ 16,430,350
          State & municipal
             Securities            727,979        76,335             0        804,314
          U.S. Government
             Agencies            9,276,122        59,974             0      9,336,096
          Mortgage-backed
             Securities          4,087,042        66,961    (      172)     4,153,831
          Equity securities        132,000         2,300    (    8,920)       125,380
                              ------------     ---------     ---------   ------------
                              $ 30,673,143     $ 433,420    ($ 256,592)  $ 30,849,971
                              ============     =========     =========   ============

        There were no securities categorized "Held-to-maturity" or "Trading" at June 30, 2003.

Note 7. Comprehensive Income

        Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

        Consequently, a "Statement of Comprehensive Income" has been included in this filing.











                                  Page 11 of 29
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     Net after tax income for the first six months of 2003 was $ 789,000 compared to $ 873,000 for the same period in 2002, representing a decrease of $ 84,000, or 9.6%. Net income on an adjusted per share basis for the first six months of 2003 was $ 1.60, a decrease of $ 0.17 from the $ 1.77 per share realized during the six months ended June 30, 2002.

RESULTS OF OPERATIONS

                   Second Quarter 2003 vs. Second Quarter 2002
     Interest income for the second quarter of 2003 was $ 2,035,000 compared with $ 2,575,000 earned during the same period in 2002, for a decrease of $ 540,000, or 21.0%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments in 2003 compared with the same period in 2002. Management expects average rates earned for the rest of 2003 to increase slowly.

     Interest expense for the second quarter of 2003 was $ 807,000, a decrease of $ 325,000, or 28.7% over the $ 1,132,000 incurred for the same period in 2002. The decrease was due primarily to a decrease in interest rates paid on deposits and short-term borrowings. Management expects average rates paid for the rest of 2003 to increase slowly.

     Net interest income for the second quarter of 2003 totaled $ 1,228,000, down $ 215,000, or 14.9%, from the second quarter of 2002.

                       Six Months 2003 vs. Six Months 2002

     Interest income for the first six months of 2003 was $ 4,340,000 compared with $ 5,018,000 for the six months ended June 30, 2002, for a decrease of $ 678,000, or 13.5%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments in 2003 compared with the same period in 2002. Management expects average rates paid for the rest of 2003 to increase slowly.

     Interest expense for the first six months of 2003 was $ 1,656,000, a decrease of $ 540,000, or 24.6% over the $ 2,196,000 incurred for the same period in 2002. The decrease was due primarily to a significant decrease in time deposits, which pays higher rates than savings deposits, and a decrease in interest rates paid on deposits and short-term borrowings in 2003 compared with the same period in 2002. Management expects average rates paid for the rest of 2003 to increase slowly.


                                  Page 12 of 29
NET INTEREST MARGIN

     The net interest margin for the first six months of 2003 was 3.72% compared with 4.09% for the first six months of 2002. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports.
Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

NON-INTEREST INCOME

                   Second Quarter 2003 vs. Second Quarter 2002

     Second quarter 2003 non-interest income increased to $ 349,000 from $ 161,000, or 116.8%. Service charges on deposit accounts increased $ 9,000, or 18.8%. Other fee income increased $ 16,000, or 44.4%, primarily as a result of fee income generated on the sale of mortgages to the Federal Home Loan Bank. Other non-interest income increased $ 13,000, or 16.9%, primarily as a result of a $ 24,000 gain on sale of student loans in 2003, which was partially offset by a $ 9,000 gain on sale of OREO in 2002. Securities gains totaling $ 150,000 were reported for the second quarter of 2003 while no securities gains or losses were reported for the second quarter 2002.

                       Six Months 2003 vs. Six Months 2002

     Non-interest income for the first six months of 2003 and the same period in 2002 was $ 543,000 and $ 318,000, respectively. Service charges on deposit accounts increased $ 21,000, or 23.1%. Other fee income increased $ 44,000, or 53.7%, primarily as a result of fee income generated on the sale of mortgages to the Federal Home Loan Bank. Other non-interest income increased $11,000, or 7.7%, primarily due to a $ 24,000 gain on sale of student loans in 2003 which was partially offset by a $ 9,000 gain on sale of OREO reported in 2002. Securities gains totaling $ 150,000 were reported for the first six months of 2003 compared with $ 1,000 for the same period in 2002.

NON-INTEREST EXPENSES

                   Second Quarter 2003 vs. Second Quarter 2002

     Non-interest expenses for the second quarter of 2003 totaled $ 970,000, an increase of $ 37,000, or 4.0%, over the $ 933,000 for the second quarter of 2002. Salaries and employee-related expenses totaled $ 411,000 for both periods. Fixed asset expenses were $ 188,000 and $ 190,000 for the second quarter of 2003 and 2002, respectively. Other non-interest expenses increased by $ 40,000, or 12.2%, due to increases in advertising and promotion costs, OCC assessments, data processing, PA shares tax, telephone, and other operating expenses.

                                  Page 13 of 29
                       Six Months 2003 vs. Six Months 2002

     Non-interest expenses for the first six months of 2003 totaled $ 1,939,000, an increase of $ 70,000, or 3.7%, over the $ 1,869,000 for the same period of 2002. Salaries and employee-related expenses were down $ 50,000, or 5.8%, primarily due to turnover of employees and the fact that January 2002 had three pay periods while there were only two pay periods in January 2003. Fixed asset expenses increased $ 27,000, or 7.2%, primarily due to equipment and building maintenance costs and depreciation. Other non-interest expenses increased by $ 93,000, or 14.7%, due to increases in advertising and promotion costs, OCC assessments, data processing, PA shares tax, telephone, and other operating expenses.

INCOME TAXES

     The income tax provision for the first six months of 2003 was $ 264,000 compared with $ 273,000 for the first six months of 2002. Effective income tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were as follows:

     Six Months Ended
         June 30

    2003          2002
    25.1%        23.8%

     The increase in the effective income tax rate for 2003 was primarily due to a 28.8% decrease in tax-exempt interest on obligations of state and political subdivisions.

PROVISION FOR LOAN LOSSES

     A $ 235,000 provision for loan losses was made for the first six months of 2003 compared with $ 125,000 for the first six months of 2002. The provisions were based on management's evaluation of the reserve for possible loan losses at June 30, 2003 and 2002.


















                                  Page 14 of 29
     A summary of the allowance for loan losses is as follows:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                   (In 000's)

                                                June 30,        June 30,
                                                  2003            2002

Allowance for loan losses
   Beginning of period                          $    1,031       $      845
                                                ----------       ----------
   Loans charged-off during the period:
      Real estate loans                                  0                0
      Installment loans                                 15               33
      Commercial and all other loans                   362                3
                                                ----------       ----------
         Total charge-offs                             377               36
                                                ----------       ----------
   Recoveries of loans previously charged-off:
      Real estate loans                                  0                0
      Installment loans                                  5                3
      Commercial and all other loans                     0                0
                                                ----------       ----------
          Total recoveries                               5                3
                                                ----------       ----------
Net loans (charged-off) recovered              (       372)    (        33)
Provision for loan losses charged to
  operations                                           235              125
                                                ----------       ----------
Allowance for loan losses - end of period       $      894       $      937
                                                ==========       ==========

     Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30:

                               NONPERFORMING LOANS
                                   (In 000's)

                                    90 Days or More Past    Nonaccrual Status
                                        Due and Still
                                          Accruing
                                       2003          2002       2003       2002
Real estate loans                   $     362   $     612  $   1,120  $     268
Installment loans                          11          26          0          0
Commercial and all other loans              0           0      1,020         53
                                    ---------   ---------  ---------  ---------
   Total loans                      $     373   $     638  $   2,140  $     321
                                    =========   =========  =========  =========

     There were no restructured loans for any of the time periods set forth above.












                                  Page 15 of 29
       The bank utilizes a comprehensive systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. Each quarter the loan portfolio is categorized into various pools as follows:

       Pool #1 Specific allowances for any individually identified problem loans
       Pool #2  Commercial
       Pool #3  Residential Real Estate
       Pool #4  Consumer Demand and Installment
       Pool #5  Farm Loans
       Pool #6  Off-Balance Sheet Commitments

       Commercial borrowing relationships over $ 500,000 and agribusiness borrowing relationships over $ 250,000 are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified as substandard are individually reviewed. Allocations to the allowance for loan losses are based upon classifications assigned to those specific loans.

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

       The reasons for the increase in the provision for loan losses for the six months ended June 30, 2003 compared to 2002 are significant increases in delinquent and classified loans. Loans past due 90 days or more still accruing interest have decreased $ 1,793,000 over the past quarter and represent .4% of total loans at June 30, 2003 compared with 2.3% at March 31, 2003. However, farm loans to one borrower totaling $ 2,140,000 that were past due 90 days or more still accruing interest at March 31, 2003 were placed on nonaccrual status during the second quarter 2003. Ninety-seven percent of the total loans 90 days or more delinquent were fully secured by real estate. Classified loans on June 30, 2003 were $ 3,176,000 compared with $ 3,153,000 on June 30, 2002, an increase of 117.6%. The Bank has identified farm loans as a concentration of credit. At June 30, 2003, farm loans comprised $ 2,318,000, or 73.0%, of the classified loans.



                                  Page 16 of 29
FINANCIAL CONDITION

       Assets

       Total assets on June 30, 2003 were $ 154,516,000 compared to
$ 162,282,000, on December 31, 2002, a decrease of 4.8%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on June 30, 2003 stood at $ 104,966,000, a decrease of 2.1% from $ 107,236,000 on December 31, 2002. The loan loss reserve at June 30, 2003 was $ 894,000 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

       Liabilities

       Total deposits decreased 2.1% to $ 110,615,000 as of June 30, 2003 compared with $ 113,025,000 at December 31, 2002. Interest-bearing savings deposits increased 3.3%, while non-interest-bearing demand deposits and interest-bearing time deposits decreased 5.0% and 4.2%, respectively.

       Capital

       Total equity as of June 30, 2003 was $ 17,214,000 representing 11.1% of total assets, an increase of $ 555,000 from the $ 16,659,000 reported on December 31, 2002. Accumulated earnings for the first six months of 2003 were partially offset by dividends declared and paid of $ 226,000 and included
$ 116,000 net unrealized gains on available-for-sale securities. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open market and private negotiated transactions, up to 2% of its shares of outstanding common stock. As of June 30, 2003, the company had repurchased 2,190 shares, representing 0.44% of its outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.


















                                  Page 17 of 29
REGULATORY CAPITAL

     The Company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at June 30, 2003 is as follows:

                                               Fulton     Regulatory
                                             Bancshares    Minimum
                                             Corporation Requirements

Leverage ratio                                   10.99%        4.0%
Risk based capital ratios:
Tier I (core capital)                            15.12%        4.0%
Combined tier I and tier II (core capital plus   15.91%        8.0%
   allowance for loan losses)

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

                           BALANCE SHEET ANALYSIS
                                 (In 000's)
                                            Balance Sheets Condensed Average
                                                Second           Second
                                             Quarter 2003     Quarter 2002
            ASSETS
 Federal funds sold                          $          0        $      1,194
 Securities available for sale                     32,530              36,708
 Other investments                                  1,789                 876
 Loans                                            108,683             104,376
                                             ------------        ------------
         Total interest-earning assets            143,002             143,154
 Cash and due from banks                            3,701               3,891
 Bank premises and equipment                        3,909               3,862
 All other assets                                   5,897               6,519
 Allowance for loan losses                  (       1,062)      (         869)
                                             ------------        ------------
         Total assets                        $    155,447        $    156,557
                                             ============        ============
            LIABILITIES
 Interest-bearing deposits in domestic
   offices                                   $     95,271        $    107,969
 Federal funds purchased                                0                 289
 Other short-term borrowings                       27,334              15,086
                                             ------------        ------------
         Total interest-bearing liabilities       122,605             123,344
 Noninterest-bearing deposits                      14,868              16,140
 All other liabilities                                971               1,409
                                             ------------        ------------
         Total liabilities                        138,444             140,893
                                             ------------        ------------
           STOCKHOLDERS' EQUITY
Common stockholders' equity                        16,733              15,812
Net unrealized holding losses, net of tax             270       (         148)
                                             ------------        ------------
        Total stockholders' equity                 17,003              15,664
                                             ------------        ------------
        Total liabilities and stockholders'
           equity                            $    155,447        $    156,557
                                             ============        ============



                                  Page 18 of 29
CONTROLS AND PROCEDURES

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





































                                  Page 19 of 29
                           PART II - OTHER INFORMATION









































                                  Page 20 of 29
                           PART II - OTHER INFORMATION




Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        Exhibit Number
        Referred to
        Item 601 of
        Regulation S-K: Description of Exhibit:

            31.1       Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2       Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1       Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350

            32.2       Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350

            99         Report of Independent Accountant on Interim Financial
                        Statements


        (b)  Reports on Form 8-K

             None
                                  Page 21 of 29
                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date  August 11, 2003                    /s/Clyde H. Bookheimer
      ---------------                    -------------------------------------
                                         Clyde H. Bookheimer,
                                         President and Chief
                                         Executive Officer




Date  August 11, 2003                    /s/Doriann Hoffman
      ---------------                    -------------------------------------
                                         Doriann Hoffman, Vice
                                         President (Chief
                                         Financial Officer)




























                                  Page 22 of 29
                                                                    Exhibit 31.1
                                  CERTIFICATION

I, Clyde H. Bookheimer, President/CEO, certify, that:

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.



                                  Page 23 of 29

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:     August 11, 2003          By:  /s/Clyde H. Bookheimer
          ---------------               -------------------------------------
                                        Clyde H. Bookheimer,
                                        President/CEO
                                        (Chief Executive
                                        Officer)

































                                  Page 24 of 29
                                                                    Exhibit 31.2
                                  CERTIFICATION


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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


                                  Page 25 of 29

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     August 11, 2003          By:  /s/Doriann Hoffman
          ---------------               -------------------------------------
                                        Doriann Hoffman
                                        Vice President and CFO
                                        (Chief Financial Officer)






























                                  Page 26 of 29
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clyde H. Bookheimer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Clyde H. Bookheimer
                                     ----------------------------------------
                                     Chief Executive Officer
                                     August 11, 2003
















                                  Page 27 of 29
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Doriann Hoffman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Doriann Hoffman
                                     ----------------------------------------
                                     Chief Financial Officer
                                     August 11, 2003

















                                  Page 28 of 29
                                                                      Exhibit 99


                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiary as of June 30, 2003 and the related consolidated statements of income for the three and six month periods ended June 30, 2003 and 2002 and comprehensive income and consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the corporation's management.

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

                              /s/ Smith Elliott Kearns & Company, LLC
                              ----------------------------------------
                              SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
August 8, 2003













                                  Page 29 of 29