Form 10-Q
period 2003-09-30
FULTON BANCSHARES CORP
filed 2003-11-14
CIK 850626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2003
                      ------------------
Commission file number:  33-850626
                         ---------

                          FULTON BANCSHARES CORPORATION
                          -----------------------------
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                               25-1598464
-------------------------------                     ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                                      17233
----------------------------                        ---------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including
 area code:                                              (717) 485-3144
                                                    ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   X    No
                 -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at November 5, 2003
-----------------------------           -------------------------------
(Common stock, .625 par value)                      492,810















                                  Page 1 of 30
                          FULTON BANCSHARES CORPORATION

                                      INDEX



                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - September 30, 2003
     and December 31, 2002                                         4
   Condensed consolidated statements of income - three months
     ended September 30, 2003 and 2002                             5
   Condensed consolidated statements of comprehensive income -
     three months ended September 30, 2003 and 2002                6
   Condensed consolidated statements of income - nine
     months ended September 30, 2003 and 2002                      7
   Condensed consolidated statements of comprehensive income -
     nine months ended September 30, 2003 and 2002                 8
   Condensed consolidated statements of cash flows- nine
     months ended September 30, 2003 and 2002                      9
   Notes to condensed consolidated financial statements      10 - 12

   Management's discussion and analysis of financial
     condition and results of operations                     13 - 20

PART II - OTHER INFORMATION                                       22

   Signatures                                                     23

   Exhibits                                                  24 - 30















                                  Page 2 of 30
                         PART I - FINANCIAL INFORMATION









































                                  Page 3 of 30
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,    December 31,
                                                         2003            2002
                                                            (Unaudited)
                                                           (000 Omitted)
ASSETS
Cash and due from banks                             $        4,330  $     5,214
Available-for-sale securities                               29,446       37,675
Federal Reserve, Atlantic Central Bankers Bank, Federal
   Home Loan Bank, at cost which approximates market         1,744        1,772
Loans, net of allowance for loan losses                    103,588      107,236
Bank building, equipment, furniture & fixtures, net          3,820        3,938
Other real estate owned                                         53            0
Accrued interest/dividends receivable                        1,107          939
Cash surrender value of life insurance                       5,176        4,658
Other assets                                                   880          850
                                                    --------------  -----------

          Total assets                              $      150,144  $   162,282
                                                    ============== ============

LIABILITIES
Deposits:
   Noninterest-bearing deposits                     $       15,432  $    16,155
   Interest-bearing deposits:
      Savings deposits                                      34,385       32,877
      Time deposits                                         60,370       63,993
                                                    --------------  -----------

          Total deposits                                   110,187      113,025
Accrued interest payable                                       249          314
Other borrowed money                                        22,175       31,250
Other liabilities                                            1,175        1,034
                                                    --------------  -----------

          Total liabilities                                133,786      145,623
                                                    --------------  -----------


STOCKHOLDERS' EQUITY
Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 495,000 shares issued
   at September 30, 2003 and December 31, 2002                 310         310
Surplus                                                      2,051       2,051
Retained earnings                                           14,462      14,262
Net unrealized gains/(losses) available - for-sale
   securities                                       (          377)        124
Treasury stock:  2,190 and 2,230 shares,
   respectively at cost                             (           88)  (      88)
                                                    ---------------  ----------
          Total stockholders' equity                        16,358      16,659
                                                    --------------  -----------

          Total liabilities and
             stockholders' equity                   $      150,144  $  162,282
                                                    ==============  ==========
* Condensed from audited financial statements


              The accompanying notes are an integral part of these
                         Condensed financial statements.

                                  Page 4 of 30
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                 September 03,  September 03,
                                                      2003          2002
                                                 (000 Omitted)
Interest & Dividend Income                       $       1,773  $       1,923
  Interest & fees on loans
  Interest & dividends on investment securities:
    U.S. Government securities                             175            230
    Obligations of state & political
      subdivisions                                           9             27
  Interest on federal funds sold                             0              7
  Other interest & dividend income                         158            313
                                                 -------------  -------------
      Total interest & dividend income                   2,115          2,500
                                                 -------------  -------------
Interest Expense
  Interest on deposits                                     522            878
  Interest on federal funds purchased                        0              2
  Interest on other borrowed money                         254            238
                                                 -------------  -------------
      Total interest expense                               776          1,118
                                                 -------------  -------------

      Net interest income before provision
        for loan losses                                  1,339          1,382
Provision for loan losses                                1,030            115
                                                 -------------  -------------

Net interest income after provision
  for loan losses                                          309          1,267
                                                 -------------  -------------

Other Income
  Service charges on deposit accounts                       54             55
  Other fee income                                          59             38
  Other non-interest income                                 70             64
  Securities gains (losses)                                  0              0
                                                 -------------  -------------
      Total other income                                   183            157
Other Expense
  Salaries and employee benefits                           438            452
  Fixed asset expenses (including depreciation)            198            175
  FDIC insurance premiums                                    4              5
  Other noninterest expenses                               362            333
                                                 -------------  -------------
      Total other expenses                               1,002            965
                                                 -------------  -------------

      Net income (loss) before income taxes      (         510)           459
Applicable income taxes (benefit)                (         280)            78
                                                 -------------  -------------
      Net income (loss)                          ($        230) $         381
                                                 =============  =============
Weighted average number of shares outstanding    $     492,810  $     492,770
Net income (loss) per share                      ($       0.47) $        0.77
Cash dividends declared per share                $        0.27  $        0.26

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 30

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                        2003           2002

Net income (loss)                                     ($  230)       $   381

Other comprehensive income, net of tax
Unrealized gain (loss) on investments
available for sale                                    (   493)           306
                                                      --------       -------
Comprehensive income (loss)                           ($  723)       $   687
                                                      ========       =======

































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 30
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        2003           2002
                                                      (000 Omitted)
Interest & Dividend Income
  Interest & fees on loans                            $   5,250      $   5,773
  Interest & dividends on investment securities:
    U.S. Government securities                              385            717
    Obligations of state & political subdivisions            46             79
  Interest on federal funds sold                              0             12
  Other interest & dividend income                          774            937
                                                      ---------      ---------
      Total interest & dividend income                    6,455          7,518
                                                      ---------      ---------
Interest Expense
  Interest on deposits                                    1,634          2,617
  Interest on federal funds purchased                         0              3
  Interest on other borrowed money                          798            694
                                                      ---------      ---------
      Total interest expense                              2,432          3,314
                                                      ---------      ---------

      Net interest income before provision for
        loan losses                                       4,023          4,204
Provision for loan losses                                 1,265            240
                                                      ---------      ---------

Net interest income after provision for loan losses       2,758          3,964
                                                      ---------      ---------

Other Income
  Service charges on deposit accounts                       166            146
  Other fee income                                          185            120
  Other non-interest income                                 225            208
  Securities gains (losses)                                 150              1
                                                      ---------      ---------
      Total other income                                    726            475
                                                      ---------      ---------
Other Expense
  Salaries and employee benefits                          1,247          1,311
  Fixed asset expenses (including depreciation)             602            552
  FDIC insurance premiums                                    13             15
  Other noninterest expenses                              1,079            956
                                                      ---------      ---------
      Total other expenses                                2,941          2,834
                                                      ---------      ---------

      Net income before income taxes                        543          1,605
Applicable income taxes (benefit)                     (      16)           351
                                                      ---------      ---------
      Net income                                      $     559      $   1,254
                                                      =========      =========

Weighted average number of shares outstanding         $ 492,810      $ 492,770
Net income per share                                  $    1.13      $    2.54
Cash dividends declared per share                     $    0.73      $    0.70




              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 7 of 30
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        2003           2002

Net income                                            $   559        $ 1,254

Unrealized gain (loss) on investments                 (   501)           309
   available for sale, net of tax

Reclassification adjustment for gains
   (losses) included in net income                        150              1
                                                      --------       -------

Comprehensive income                                  $   208        $ 1,564
                                                      =======        =======




































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 8 of 30
        FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                     2003         2002
Cash flows from operating activities:
  Net income                                                      $     559    $   1,254
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                      288          248
     Provision for loan losses                                        1,265          240
     Gain on sale - Securities                                    (     150)   (       1)
     Gain on sale - OREO                                                  0    (       9)
     Other - Net                                                  (      29)   (     428)
                                                                  ----------   ----------
Net cash provided by operating activities                             1,933        1,304
                                                                  ----------   ----------

Cash flows from investing activities:
  Purchase of investment securities - Available-for-sale          (  10,465)   (  21,478)
  Purchase (redemption) of Federal Home Loan Bank Stock                  28    (     255)
  Sales of available-for-sale securities                              1,614          825
  Maturities of available-for-sale securities                        16,457       14,426
  Net (increase) in loans                                             2,383    (   2,394)
  (Purchase) sale of OREO                                         (      53)          92
  Purchase of directors and officers life insurance               (     353)           0
  Purchases of & deposits on bank premises and equipment - net    (     156)   (     493)
                                                                  ----------   ----------
Net cash provided (used) by investing activities                      9,455    (   9,277)
                                                                  ----------   ----------

Cash flows from financing activities:
  Net increase (decrease) in deposits                             (   2,838)   (   1,559)
  Dividends paid                                                  (     359)   (     345)
  Net increase (decrease) in other borrowed money                 (   9,075)       8,175
                                                                  ----------   ----------
Net cash provided (used) by financing activities                  (  12,272)       6,271
                                                                  ----------   ----------

Net increase (decrease) in cash and cash equivalents              (     884)   (   1,702)

Cash and cash equivalents, beginning balance                          5,214        5,529
                                                                  ----------   ----------

Cash and cash equivalents, ending balance                         $   4,330    $   3,827
                                                                  =========    =========
Supplemental disclosure of cash flows information:
Cash paid during the period for:
  Interest                                                        $   2,497    $   3,148
  Income taxes                                                          387          572

Supplemental schedule of noncash investing and
 financing activities:
  Change in net unrealized gain on investments
   available for sale (net of deferred taxes)                     (     501)         310

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 9 of 30
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

          Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the nine months ended September 30, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.   Basis of Presentation

          The financial information presented at and for the three and nine months ended September 30, 2003 and 2002 is unaudited. Information presented at December 31, 2002 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Note 4.   Federal Income Taxes

          For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred income taxes are provided in the financial statements. Federal income taxes were computed after reducing pretax accounting income for nontaxable municipal and loan income.
                                  Page 10 of 30
Note 5.   Other Commitments

          In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the Corporation does not anticipate any losses as a result of these transactions.

Note 6.   Investment Securities

          The carrying amounts of investment securities and their approximate fair values at September 30, 2003 were as follows:

                                           Gross        Gross
                       Amortized        Unrealized    Unrealized       Fair
                         Cost              Gains       (Losses)       Value

Debt securities available for sale:

FNMA/FHLMC non -
   cumulative
   preferred stocks  $ 17,401,071   $     85,500   ($   740,196)  $ 16,746,375
State & municipal
   Securities             726,861         68,025              0        794,886
U.S. Government
   Agencies             8,264,411         35,366   (      3,736)     8,296,041
Mortgage-backed
   Securities           3,492,202          5,830   (     19,629)     3,478,403
Equity securities         132,000          2,300   (      4,000)       130,300
                     ------------   ------------   -------------  ------------
                     $ 30,016,545   $    197,021   ($   767,561)  $ 29,446,005
                     ============   ============   =============  ============

        There were no securities categorized "Held-to-maturity" or "Trading" at September 30, 2003.

Note 7. Comprehensive Income

        Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

        Consequently, a "Statement of Comprehensive Income" has been included in this filing.








                                  Page 11 of 30

Note 8. Contingency

        As of November 13, 2003, the Fulton County National Bank & Trust Company is in the process of a regulatory examination being performed by the Office of the Comptroller of the Currency (OCC). As a result of preliminary results of the OCC exam, management has increased the allowance for loan losses to the level unofficially required by the examiners. Management does not expect any significant changes to the allowance as a result of finalizing the OCC examination. However, it is reasonably possible that the final OCC examination results may require an additional provision to the allowance.










































                                  Page 12 of 30
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     Net after tax income for the first nine months of 2003 was $ 559,000 compared to $ 1,254,000 for the same period in 2002, representing a decrease of $ 695,000, or 55.4%. Net income on an adjusted per share basis for the first nine months of 2003 was $ 1.13, a decrease of $ 1.41 from the $ 2.54 per share realized during the nine months ended September 30, 2002.

RESULTS OF OPERATIONS

                    Third Quarter 2003 vs. Third Quarter 2002
     Interest income for the third quarter of 2003 was $ 2,115,000 compared with $ 2,500,000 earned during the same period in 2002, for a decrease of $ 385,000, or 15.4%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments in 2003 compared with the same period in 2002. Management expects average rates earned for the rest of 2003 to increase slowly.

     Interest expense for the third quarter of 2003 was $ 776,000, a decrease of $ 342,000, or 30.5% from the $ 1,118,000 incurred for the same period in 2002. The decrease was due primarily to a decrease in interest rates paid on deposits and short-term borrowings. Management expects average rates paid for the rest of 2003 to increase slowly.

     Net interest income for the third quarter of 2003 totaled $ 1,339,000, down $ 43,000, or 3.1%, from the third quarter of 2002.

                      Nine Months 2003 vs. Nine Months 2002

     Interest income for the first nine months of 2003 was $ 6,455,000 compared with $ 7,518,000 for the nine months ended September 30, 2002, for a decrease of $ 1,063,000, or 14.1%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments in 2003 compared with the same period in 2002. Management expects average rates paid for the rest of 2003 to increase slowly.

     Interest expense for the first nine months of 2003 was $ 2,432,000, a decrease of $ 882,000, or 26.6% over the $ 3,314,000 incurred for the same period in 2002. The decrease was due primarily to a significant decrease in time deposits, which pays higher rates than savings deposits, and a decrease in interest rates paid on deposits and short-term borrowings in 2003 compared with the same period in 2002. Management expects average rates paid for the rest of 2003 to increase slowly.


                                  Page 13 of 30
NET INTEREST MARGIN

     The net interest margin for the first nine months of 2003 was 3.70% compared with 3.99% for the first nine months of 2002. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

NON-INTEREST INCOME

                    Third Quarter 2003 vs. Third Quarter 2002

     Third quarter 2003 non-interest income increased to $ 183,000 from $ 157,000, or 16.5%. Service charges on deposit accounts were $ 54,000 for the third quarter 2003 compared with $ 55,000 for the same period in 2002. Other fee income increased $ 21,000, or 55.2%, primarily as a result of fee income generated on the sale of mortgages to the Federal Home Loan Bank. Other non-interest income increased $ 6,000, or 9.3%, primarily as a result of the earnings on $ 353,000 additional directors and officers' life insurance that was purchased in late June 2003. No securities gains or losses were reported for the third quarter of 2003 or 2002.

                      Nine Months 2003 vs. Nine Months 2002

     Non-interest income for the first nine months of 2003 and the same period in 2002 was $ 726,000 and $ 475,000, respectively. Service charges on deposit accounts increased $ 20,000, or 13.6%. Other fee income increased $ 65,000, or 54.1%, primarily as a result of fee income generated on the sale of mortgages to the Federal Home Loan Bank. Other non-interest income increased $ 17,000, or 8.1%, primarily due to a $ 24,000 gain on sale of student loans in 2003 which was partially offset by a $ 9,000 gain on sale of OREO reported in 2002. Securities gains totaling $ 150,000 were reported for the first nine months of 2003 compared with $ 1,000 for the same period in 2002.

NON-INTEREST EXPENSES

                    Third Quarter 2003 vs. Third Quarter 2002

     Non-interest expenses for the third quarter of 2003 totaled $ 1,002,000, an increase of $ 37,000, or 3.8%, over the $ 965,000 for the third quarter of 2002. Salaries and employee-related expenses decreased $ 14,000 or 3%. Fixed asset expenses increased $ 23,000 or 13.1%. Other non-interest expenses increased by $ 29,000, or 8.7%, due to increases in advertising and promotion costs, OCC assessments, data processing, PA shares tax, telephone, and other operating expenses.

                                  Page 14 of 30
                      Nine Months 2003 vs. Nine Months 2002

     Non-interest expenses for the first nine months of 2003 totaled
$ 2,941,000, an increase of $ 107,000, or 3.8%, over the $ 2,834,000 for the same period of 2002. Salaries and employee-related expenses were down $ 64,000, or 4.8%, primarily due to turnover of employees. Fixed asset expenses increased $ 50,000, or 9.0%, primarily due to equipment and building maintenance costs and depreciation. Other non-interest expenses increased by $ 123,000, or 12.8%, due to increases in advertising and promotion costs, OCC assessments, data processing, PA shares tax, telephone, and other operating expenses.

INCOME TAXES

     The income tax provision for the third quarter of 2003 was ($ 280,000) compared with $ 78,000 for the third quarter of 2002, while the provision was ($ 16,000) for the nine months ended September 30, 2003 compared to $ 351,000 for the first nine months of 2002. The significant change between 2003 and 2002 was a result of the deferred tax benefit related to the large increase in the provision for loan losses and the increase in non-taxable income as a percentage of total income. Effective income tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were as follows:

     Nine Months Ended
       September 30

     2003     2002
    (2.9%)    21.9%

PROVISION FOR LOAN LOSSES

     A $ 1,265,000 provision for loan losses was made for the first nine months of 2003 compared with $ 240,000 for the first nine months of 2002. The provision for the third quarter 2003 was $ 1,030,000, compared to $ 115,000 for 2002. The provisions were based on management's evaluation of the reserve for possible loan losses at September 30, 2003 and 2002.















                                  Page 15 of 30
     A summary of the allowance for loan losses is as follows:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                   (In 000's)

                                                   Nine Months Ended
                                               September 30,  September 30,
                                                   2003      2002

Allowance for loan losses
   Beginning of period                         $       1,031  $         845
                                               -------------  -------------
   Loans charged-off during the period:
      Real estate loans                                    0              0
      Installment loans                                   23             50
      Commercial and all other loans                     363              4
                                               -------------  -------------
         Total charge-offs                               386             54
                                               -------------  -------------

   Recoveries of loans previously charged-off:
      Real estate loans                                    0              0
      Installment loans                                    7              3
      Commercial and all other loans                       0              1
                                               -------------  -------------
          Total recoveries                                 7              4
                                               -------------  -------------

Net loans (charged-off) recovered              (         379) (          50)
Provision for loan losses charged to operations        1,265            240
                                               -------------  -------------
Allowance for loan losses - end of period      $       1,917  $       1,035
                                               =============  =============



     Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30:

                               NONPERFORMING LOANS
                                   (In 000's)

                             90 Days or More Past Due
                                 and Still Accruing       Nonaccrual Status
                                2003         2002         2003        2002
Real estate loans            $        0  $    1,580    $   2,426    $      80
Installment loans                     0           5            0            0
Commercial and all other loans        0          94        1,020            0
                             ----------  ----------    ---------    ---------
   Total loans               $        0  $    1,679    $   3,446    $      80
                             ==========  ==========    =========    =========

     There were no restructured loans for any of the time periods set forth above.




                                  Page 16 of 30
       The bank utilizes a comprehensive systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. Each quarter the loan portfolio is categorized into various pools as follows:

       Pool #1 Specific allowances for any individually identified problem loans
       Pool #2  Commercial
       Pool #3  Residential Real Estate
       Pool #4  Consumer Demand and Installment
       Pool #5  Farm Loans

       Commercial borrowing relationships over $ 500,000 and agribusiness borrowing relationships over $ 250,000 are individually reviewed. Also, loans that are 90 days or more past due or which have been previously classified as substandard are individually reviewed. Allocations to the allowance for loan losses are based upon classifications assigned to those specific loans.

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

       The reasons for the increase in the provision for loan losses for the nine months ended September 30, 2003 compared to 2002 are significant increases in delinquent and classified loans. Loans past due 90 days or more still accruing interest have decreased significantly over the past four quarters. No loans were past-due 90 days or more still accruing at September 30, 2003 compared with $ 1,600,000 at September 30, 2002. However, farm loans to one borrower totaling $ 2,140,000 that were past due 90 days or more still accruing interest at March 31, 2003 were placed on nonaccrual status during the second quarter 2003. During the third quarter 2003, loans totaling 1,306,000, to two other borrowers were placed on nonaccrual status. Seventy percent of the loans in nonaccrual status are fully collateralized with real estate. Classified loans on September 30, 2003 were $ 4,281,000 compared with $ 4,873,000 on September 30, 2002. The Bank has identified farm loans as a concentration of credit. At September 30, 2003, farm loans comprised $ 2,742,000, or 64.1%, of the classified loans.
                                  Page 17 of 30
          In addition, the allowance has been adjusted in the third quarter based on preliminary results of an OCC examination conducted in July and August for which an official report has not yet been received. As a result of the increased delinquencies and classified loans, the examiners have suggested increasing the allowance to a level more in line with the bank's peer group (as a percentage of total loans) as a way to provide for the perceived increase in the overall risk associated with the bank's loan portfolio.

FINANCIAL CONDITION

       Assets

       Total assets on September 30, 2003 were $ 150,144,000 compared to
$ 162,282,000, on December 31, 2002, a decrease of 7.4%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on September 30, 2003 stood at $ 103,588,000, a decrease of 3.4% from $ 107,236,000 on December 31, 2002. The loan loss reserve at September 30, 2003 was $ 1,917,000 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

       Liabilities

       Total deposits decreased 2.5% to $ 110,187,000 as of September 30, 2003 compared with $ 113,025,000 at December 31, 2002. Interest-bearing savings deposits increased 4.5%, while non-interest-bearing demand deposits and interest-bearing time deposits decreased 4.6% and 5.6%, respectively.

       Capital

       Total equity as of September 30, 2003 was $ 16,358,000 representing
10.8% of total assets compared with $ 16,659,000, or 10.3% of total assets, reported on December 31, 2002. Accumulated earnings for the first nine months of 2003 were offset by dividends declared and paid of $ 359,000 and $ 377,000 net unrealized losses on available-for-sale securities. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open market and private negotiated transactions, up to 2% of its shares of outstanding common stock. As of September 30, 2003, the company had repurchased 2,190 shares, representing 0.44% of its outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.








                                  Page 18 of 30
REGULATORY CAPITAL

     The Company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at September 30, 2003 is as follows:

                                                 Fulton       Regulatory
                                               Bancshares        Minimum
                                               Corporation    Requirements
Leverage ratio                                   10.97%           4.00%
Risk based capital ratios:
  Tier I (core capital)                          14.62%           4.00%
  Combined tier I and tier II (core capital
    plus allowance for loan losses)              15.87%           8.00%

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

                             BALANCE SHEET ANALYSIS
                                   (In 000's)
                                                 Balance Sheets Condensed
                                                         Average
                                                  Third           Third
                                              Quarter 2003    Quarter 2002
        ASSETS
Federal funds sold                            $            0  $      1,577
Securities available for sale                         30,901        38,258
Other investments                                      1,744           965
Loans                                                107,078       105,617
                                              --------------  ------------
    Total interest-earning assets                    139,723       146,417
Cash and due from banks                                3,725         3,517
Bank premises and equipment                            3,844         3,936
All other assets                                       6,137         6,025
Allowance for loan losses                     (          904) (        931)
                                              --------------  ------------
    Total assets                              $      152,525  $    158,964
                                              ==============  ============
        LIABILITIES
Interest-bearing deposits in domestic offices $       95,305  $    109,047
Federal funds purchased                                    0           362
Other short-term borrowings                           23,800        17,121
                                              --------------  ------------
    Total interest-bearing liabilities               119,105       126,530
                                              --------------  ------------
Noninterest-bearing deposits                          15,324        15,479
All other liabilities                                    975           971
                                              --------------  ------------
    Total liabilities                                135,404       142,980
                                              --------------  ------------
STOCKHOLDERS' EQUITY
Common stockholders' equity                           17,241        15,891
Net unrealized holding losses, net of tax     (          120)           93
                                              --------------  ------------
    Total stockholders' equity                        17,121        15,984
                                              --------------  ------------
    Total liabilities and stockholders'
      equity                                  $      152,525  $    158,964
                                              ==============  ============


                                  Page 19 of 30
CONTROLS AND PROCEDURES

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





































                                  Page 20 of 30
                           PART II - OTHER INFORMATION









































                                  Page 21 of 30
                           PART II - OTHER INFORMATION




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

            32.1       Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350

            32.2       Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350

            99         Report of Independent Accountant on Interim Financial
                        Statements


        (b)  Reports on Form 8-K

             None
                                  Page 22 of 30
                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date  November 13, 2003                 /s/Clyde H. Bookheimer
      -----------------                 ---------------------------
                                        Clyde H. Bookheimer,
                                        President and Chief
                                        Executive Officer




Date  November 13, 2003                 /s/Doriann Hoffman
      -----------------                 ---------------------------
                                        Doriann Hoffman, Vice
                                        President (Chief
                                        Financial Officer)




























                                  Page 23 of 30
                                                                    Exhibit 31.1
                                  CERTIFICATION

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




                                  Page 24 of 30
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:     November 13, 2003       By:  /s/Clyde H. Bookheimer
          -----------------            -------------------------
                                       Clyde H. Bookheimer,
                                       President/CEO
                                       (Chief Executive
                                       Officer)


































                                  Page 25 of 30
                                                                    Exhibit 31.2
                                  CERTIFICATION


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



                                  Page 26 of 30
     5. The registrant's other certifying officer and I have disclosed,based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:     November 13, 2003          By:  /s/Doriann Hoffman
          -----------------               ----------------------------
                                          Doriann Hoffman
                                          Vice President and CFO
                                          (Chief Financial Officer)






























                                  Page 27 of 30
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clyde H. Bookheimer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Clyde H. Bookheimer
                                     ------------------------
                                     Chief Executive Officer
                                     November 13, 2003

















                                  Page 28 of 30
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Doriann Hoffman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Doriann Hoffman
                                     ------------------------------
                                     Chief Financial Officer
                                     November 13, 2003



















                                  Page 29 of 30
                                                                      Exhibit 99


                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of September 30, 2003 and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2003 and 2002, and consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the corporation's management.

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



                              /s/ Smith Elliott Kearns & Company, LLC

                              SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
November 13, 2003











                                  Page 30 of 30