Form 10-K
period 2003-12-31
FULTON BANCSHARES CORP
filed 2004-03-30
CIK 850626

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003
Commission file number:   33-85626


                          FULTON BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                                      25-1598464
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                                        17233
-------------------------------                              ----------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,
 including area code:                                         (717) 485-3144
                                                             ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes [  X  ]  No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [     ]  No [  X  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                          Outstanding at March 20, 2004
------------------------------                    -----------------------------
 (Common stock, .625 par value)                               492,815

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended December 31, 2003 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Security Holders to be held April 19, 2004 are incorporated by reference in Part III of this Form 10-K.








































                          FULTON BANCSHARES CORPORATION

                                    FORM 10-K

                                      INDEX

                                                              Page
Part I

   Item 1.  Business                                         4 - 16
   Item 2.  Properties                                           16
   Item 3.  Legal Proceedings                                    17
   Item 4.  Submission of Matters to a Vote of Security Holders  17

Part II

   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                  18
   Item 6.  Selected Financial Data                              18
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  18
   Item 8.  Financial Statements and Supplementary Data     18 - 26
   Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure               27
   Item 9a. Controls and Procedures                              27

Part III

   Item 10.  Directors and Executive Officers of the Registrant  28
   Item 11.  Executive Compensation                              28
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                      29
   Item 13.  Certain Relationships and Related Transactions      29
   Item 14.  Principal Accountant Fees and Services              29

Part IV

   Item 15.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                            30 - 31

   Signatures                                                    32






PART I

Item 1.   Business.

Description of the Company

          Fulton Bancshares Corporation (the "Company"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising the Fulton County National Bank and Trust Company (the "Bank"), and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation ("FCCDC"), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had minimal activity in 2003, and has no employees.

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

Sarbanes-Oxley Act of 2002

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Company's common stock is registered with the SEC, it is currently subject to this Act.

Future Legislation

          Changes to the laws and regulations in the state where the Company and the Bank do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company.

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

          In order to compete effectively in this market and to obtain business from individuals, small and medium-sized businesses and professionals, the Bank offers specialized services such as extended hours of operation and personal and business checking accounts at competitive rates in addition to traditional commercial and consumer banking and trust services. The Bank accepts time, demand, and savings deposits, statement savings accounts, NOW accounts, money market accounts, certificates of deposit, and club accounts. The Bank makes secured and unsecured commercial, consumer, mortgage, and construction loans. Consumer loans include revolving credit lines. The following support services are offered by the Bank to make financial management more efficient and convenient for its customers: bank by mail, direct deposit, drive-in banking, Federal Tax Depository, automatic teller machine, night deposit services, notary public services, payroll deduction plan, bond coupon collections, safe deposit boxes, signature guarantees, travelers checks, money orders, cashiers checks, treasury securities, U.S. Savings Bonds, individual retirement accounts, and utility and municipal payments. The Bank also offers its customers access to discount brokerage services, mutual funds, and other alternative investment products through its affiliation with Sentry Trust Company. The Bank also offers telephone and internet banking to its customers. The Bank expects to experience a modest increase in growth.

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

          The Bank makes loans to both individual consumers and commercial entities. The types of loans offered include: (1) loans for businesses and individuals on a short term or seasonal basis; (2) mortgage and construction loans, (3) loans to individuals for consumer purchases such as appliances, furniture, vacations, etc.: (4) loans secured by marketable stock and bonds providing adequate margins for market fluctuations; (5) short term working capital loans secured by the assignment of accounts receivable and inventory;
(6) automobile loans, (7) second liens on commercial and residential real estate, and (8) home equity lines of credit. Loans of these types will be considered desirable by the Bank provided such loans meet the test of sound credit.

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

Allowance for Loan Losses and Related Provision

          The provision for loan losses was $ 1,265,000 in 2003 compared to $ 255,000 in 2002 and $ 15,000 in 2001. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts deemed necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. Actual charge-offs (net of recoveries) were $ 396,000 in 2003 and $ 70,000 in 2002. These were significantly higher than in previous years, and were directly related to agri-business loans. Management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

          Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                        90 Days or More       Nonaccrual Status
                            Past Due
                        2003        2002        2003     2002
Loans secured by       $       0    $    59   $ 3,314    $ 1,525
real estate
Personal loans                 0         11        74          0
Commercial and other           0          0       771         71
loans
                       ---------    -------   -------    -------
Total loans            $       0    $    70   $ 4,159    $ 1,596
                       =========    =======   =======    =======

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

          Commercial borrowers with lending relationships over $ 500,000 and agribusiness borrowers with lending relationships over $ 250,000 are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified as substandard are individually reviewed. Allocations to the allowance for loan losses are based upon classifications assigned to those specific loans.

          Loan classifications utilized are based on past experience and are as follows:

                    Allowance
                     Factors
Loss               Charge-off
Doubtful            35 - 50%
Substandard          3 - 5%
Special Mention      1 - 3%


          The remaining portion of the pools are evaluated as groups with allocations made to the allowance based on historical loss experience, current and anticipated trends in delinquencies, trends in volume and terms of loans, concentrations of credit and general economic conditions within the Corporation's trading area.

          The reasons for the significant increase in the provision for loan losses for 2003 compared to 2002 are significant increases in nonaccrual and classified loans. No loans were past-due 90 days or more still accruing interest at December 31, 2003. Nonaccrual loans have increased more than 160% over the past four quarters and represent 4.0% of totals loans compared with 1.5% of total loans at December 31, 2002. At December 31, 2003, 80% of loans on nonaccrual status were fully-secured by real estate. Classified loans on December 31, 2003 were $ 4,728,000 compared to $ 4,264,000 on December 31, 2002, an increase of 11%. The Corporation has identified agribusiness lending as a concentration of credit. At December 31, 2003, agribusiness loans comprised
$ 2,484,000, or 60%, of the classified loans. In addition, the allowance and loans placed on nonaccrual status were adjusted in the third quarter 2003 based on preliminary results of an OCC examination conducted in July and August for which an official report has not yet been received. As a result of the increased delinquencies and classified loans, the examiners have suggested increasing the allowance to a level more in line with the bank's peer group (as a percentage of total loans) as a way to provide for the perceived increase in the overall risk associated with the bank's loan portfolio. They have also classified as "nonaccrual" several loans with current payment status (amounting to $ 1,956,000) due to perceived weaknesses in the collateral or borrower's financial condition.

          The reasons for the increase in the provision for loan losses for 2002 compared to 2001 are significant increases in nonaccrual and classified loans. Nonaccrual loans have increased more than 450% over the past four quarters and represent 1.5% of total loans. At December 31, 2002, 91% of loans on nonaccrual status were fully-secured farm loans. Classified loans on December 31, 2002 were $ 4,264,000 compared to $ 2,040,000 on December 31, 2001, an increase of 109%. The Corporation has identified farm loans as a concentration of credit. At December 31, 2002, classified farm loans comprised $ 3,680,000, or 86% of the classified loans.

Concentrations

          The Bank is neither dependent upon deposits from nor exposed to loan concentrations to a single customer, the loss of which would have a material adverse effect on the financial condition of the Bank. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector (approximately 22% of loan portfolio and 136% of stockholders' equity).

          The Company also has a significant concentration in FNMA and FHLMC preferred stocks, representing 37% of total investments and 72% of stockholders' equity at December 31, 2003.

Employees

          As of December 31, 2003, the Bank has forty-eight (48) full-time equivalent employees.

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

FDICIA

     Capital Categories

          In December of 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below:

                      Total Risk-    Tier 1       Tier 1      Under a
                      Based Ratio  Risk-Based    Leverage     Capital
                                      Ratio       Ratio      Order or
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

          The Company files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q's - quarterly reports; 10-K - annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Company's filings may be obtained through the SEC's internet site at www.sec.gov. The Company has not yet made arrangements to have these filings available on its website at www.fnbctc.com, but will provide paper copies of its filings free of charge upon request. This can be done by contacting Doriann Hoffman in writing at Fulton Bancshares Corporation, 100 Lincoln Way East, McConnellsburg, Pennsylvania 17233.

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

Item 4.   Submission of Matters to Vote of Security Holders.

          None

PART II

Item 5.   Market for Registrant's Common Stock and Related Security
             Holder Matters.

          The corporation's common stock is traded on a limited basis in the local over-the-counter market under the symbol FULB. As of December 31, 2003, the approximate number of shareholders of record was 500. Market prices at the end of each quarter are based on the latest sales prices.

          The stock market analysis and dividends for 2003 and 2002 on page 34 of the annual shareholders report for the year ended December 31, 2003 is incorporated herein by reference.

          Dividend restrictions are detailed in Note 14 of the annual shareholders report and are incorporated herein by reference.

          The Company occasionally reissues shares of stock held in Treasury as compensation for services rendered to employees. In 2003, 5 shares of treasury stock were reissued, covering compensation of $ 245. In 2002, 40 shares of treasury stock were reissued, covering $ 1,800 in compensation.

Item 6.   Selected Financial Data.

          The selected five-year financial data on page 23 of the annual shareholders' report for the year ended December 31, 2003 is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Contractual obligations of the Company as of December 31, 2003 are as follows:

                                             Payments due by period
                                 - - - - - - - - - - - - - - - - - - - - - - -
      (In thousands)           Total       Less       1 - 3      3 - 5       More
  Contractual obligations                 than 1      years      years      than 5
                                           year                              years
   - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Long-term obligations          $ 15,000    $     0    $     0     $     0   $ 15,000
Operating lease obligations         339         58        121         120         40
                               --------    -------    -------     -------   --------
Total                          $ 15,339     $   58    $   121     $   120   $ 15,040
                               ========    =======    =======     =======   ========

          All other information required by Item 7 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operation", on pages 27 through 34 of the annual shareholders' report which are incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 26 of the annual shareholders' report for the year ended December 31, 2003 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders' report are submitted herewith as follows:

                     Description of Statistical Information

                                                                        Page
Investment portfolio                                                     20
Loan portfolio                                                           21
Summary of loan loss experience                                          22
Nonaccrual, delinquent loans, and impaired                               23
Allocation of allowances for loan losses                                 24
Deposits/return on equity and assets                                     25
Consolidated summary of operations                                       26


                  FULTON BANCSHARES CORPORATION AND SUBSIDIARY
                              INVESTMENT PORTFOLIO

          The following table shows the maturities of investment securities at book value as of December 31, 2003, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                 After 1     After 5
                                year but    years but
                    Within 1    within 5    within 10    After 10
                      year        years       years       years       Total
  (000 omitted)
Bonds:

U. S. Government
agencies
Book value             $   0      $ 9,238     $     0      $     0    $ 9,238
Yield                      0%        2.45%          0%           0%      2.45%

State and municipal
Book value                 0            0       2,369        3,026      5,395
Yield                      0%           0%       5.88%        5.79%      5.82%

Mortgage-Backed
Book value                 0            0           0        3,128      3,128
Yield                      0%           0%          0%        2.29%      2.29%
                       -----      -------     -------      -------   --------
Total book value       $   0      $ 9,238     $ 2,369      $ 6,154   $ 17,761
                       =====      =======     =======      =======   ========
Yield                      0%        2.45%       5.88%        4.01%      3.45%
                       =====      =======     =======      =======   ========
Other Debt
Securities:
FHLMC/FNMA non-
cumulative
preferred stock
Book value                                                           $ 12,652
                                                                     ========
Yield                                                                    6.44%
                                                                     ========
Equity Securities:
Total Equity                                                         $  1,533
Securities
                                                                     ========
Yield                                                                    2.10%
                                                                     ========
Total Investment                                                     $ 31,946
Securities
                                                                     ========
Yield                                                                    4.57%
                                                                     ========

                  FULTON BANCSHARES CORPORATION AND SUBSIDIARY

                                 LOAN PORTFOLIO

          The following table presents the loan portfolio at the end of each of the last five years:

     (000 omitted)          2003       2002        2001       2000       1999
Commercial,                 $ 18,623   $ 15,171    $ 17,418  $  13,097   $ 12,294
   financial and
   agricultural
Real estate -                      0          0           0          0          0
   Construction
Real estate -                 80,398     82,098      78,796     80,020     69,273
   Mortgage
Installment and                4,268     10,998       8,287      9,788     10,228
   other personal
   loans (net of
   unearned discount)
                          ---------  ---------   ---------  ---------   --------
Total loans               $ 103,289  $ 108,267   $ 104,501  $ 102,905   $ 91,795
                          =========  =========   =========  =========   ========

          Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages and installments) at December 31, 2003:

                                            One to      Over
                              Under One      Five       Five
                                Year        Years      Years      Total

     (000 omitted)

Commercial, financial and        $ 12,105     $ 4,656   $ 1,862   $ 18,623
agricultural

Real estate - Construction              0           0         0          0
                                 --------     -------   -------   --------
Total                            $ 12,105     $ 4,656   $ 1,862   $ 18,623
                                 ========     =======   =======   ========

          The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2003:

<S
                                       Fixed Rate    Variable Rate
                                          Loans          Loans
     (000 omitted)

Due within one year                       $  7,779       $ 24,790
Due after one but within five years         10,052         10,552
Due after five years                        18,827         31,289
                                          --------       --------
Total                                     $ 36,658       $ 66,631
                                          ========       ========

                  FULTON BANCSHARES CORPORATION AND SUBSIDIARY
                         SUMMARY OF LOAN LOSS EXPERIENCE

                                        Years Ended December 31
                              2003      2002      2001      2000     1999
    (000 omitted)

Average total loans
outstanding (net of
unearned income)            $107,140  $105,219  $105,028   $98,052  $87,902
                            ========  ========  =========  =======  =======

Allowance for loan
  losses,
 beginning of period        $ 1.031   $   845   $  847     $  800   $  580
Additions to provision        1,265       255         15       45      195
for loan losses charged
to operations
Loans charged off during
the year
Real estate                      25         0          0        0        0
Commercial and                  363         3         20        3       14
agricultural
Installment                      23        73         14       29       34
                           --------  --------  ---------  -------  -------
Total charge-off's              411        76         34       32       48
                           --------  --------  ---------  -------  -------
Recoveries of loans
previously charged off:
Real estate                       6         0          0        0        0
Commercial and                    0         1          2       24       63
agricultural
Installment                       9         6         15       10       10
                           --------  --------  ---------  -------  -------
Total recoveries                 15         7         17       34       73
                           --------  --------  ---------  -------  -------
Net loans charged off           396        69         17  (     2) (    25)
                           --------  --------  ---------  -------  -------
Allowance for loan         $  1,900  $  1,031  $     845  $   847  $   800
                           ========  ========  =========  =======  =======
Ratio of net loans             .37%      .06%       .02%  (  .01)%    .12%
charged off to average
loans outstanding
                          ========  ========  =========  ======== =======

          The provision is based on an evaluation of the adequacy of the allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.
                  FULTON BANCSHARES CORPORATION AND SUBSIDIARY
                   NONACCRUAL, DELINQUENT, AND IMPAIRED LOANS
          The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days or more at December 31.

                            2003      2002     2001       2000     1999
    (000 omitted)

Nonaccrual loans          $ 4,159   $ 1,596  $   289   $     0  $     0
                          =======   =======  =======   =======  =======
Accrual loans:
Restructured               $     0   $     0  $     0   $     0  $     0
30 through 89 days past      3,362     3,692    4,121     1,787    1,084
due
90 days or more past due         0        70      922       549      168
                           -------   -------  -------   -------  -------
Total accrual loans        $ 3,326   $ 3,762  $ 5,043   $ 2,336  $ 1,252
                           =======   =======  =======   =======  =======

          See Note 3 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, as well as loan impairment details for 2001 through 2003.
                  FULTON BANCSHARES CORPORATION AND SUBSIDIARY
                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

          The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:
 (000 omitted)

                                   Years Ended December 31
                                  2003                2002
                           Allowanc  Percentag Allowanc  Percentag
                           e Amount    e of    e Amount    e of
                                     Loans to            Loans to
                                       Total               Total
                                       Loans               Loans
(000 omitted)
Commercial, financial and   $ 1,507     79.34%    $ 561     54.41%
agricultural
Real estate - Construction        0      0.00         0      0.00
Real estate - Mortgage          351     18.46       333     32.30
Installment                      42      2.20       137     13.29
                            -------    -------    -----    -------
Total                         1,900    100.00%    1,031    100.00%
                            =======    =======    =====    =======

                                   Years Ended December 31
                                  2001                2000
                           Allowanc  Percentag Allowanc  Percentag
                           e Amount    e of    e Amount    e of
                                     Loans to            Loans to
                                       Total               Total
                                       Loans               Loans
(000 omitted)
Commercial, financial and     $ 141     16.67%    $ 108     12.73%
agricultural
Real estate - Construction        0       0.0         0      0.00
Real estate - Mortgage          637     75.40       659     77.76
Installment                      67      7.93        80      9.51
                              -----    -------    -----    -------
Total                         $ 845    100.00%    $ 847    100.00%
                              =====    =======    =====    =======

                                   Years Ended December 31
                                            1999
                                Allowance         Percentage of
                                 Amount          Loans to Total
                                                      Loans
(000 omitted)
Commercial, financial and         $ 107               13.37%
agricultural
Real estate - Construction            0                0.00
Real estate - Mortgage              609               76.13
Installment                          84               10.50
                                  -----              -------
Total                             $ 800              100.00%
                                  =====              =======

                  FULTON BANCSHARES CORPORATION AND SUBSIDIARY
                                    DEPOSITS
          The average amounts of deposits are summarized below:

                                   Years Ended December 31

                                  2003       2002      2001

      (000 omitted)

Demand deposits                  $ 14,966  $  15,237         $
                                                        12,534
Interest bearing demand            11,925     11,431    10,992
deposits
Savings deposits                   22,579     18,438    16,891
Time deposits                      61,069     74,238
                                                        71,974
                                ---------  ---------  --------
     Total deposits             $ 110,539  $ 119,344  $112,391
                                =========  =========  ========

          The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2003:

Maturity                                  (000
                                          omitted)

Certificates of Deposit
Three months or less                        $  5,849
Over three months through six months           2,245
Over six months through twelve months          1,708
Over twelve months                             6,724
                                            --------
                                            $ 16,526
                                            ========

          RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)
          The following table presents a summary of significant earnings and capital ratios:

                               2003      2002       2001

Assets                      $ 153,621 $ 155,563  $ 144,384
Net income                  $     830 $   1,730  $   1,486
Equity                      $  16,971 $  15,850  $  14,683
Cash dividends paid         $     517 $     503  $     468
Return on assets                0.54%     1.11%      1.03%
Return on equity                4.89%    10.91%     10.12%
Dividend payout ratio          62.33%    29.06%     31.50%
Equity to asset ratio          11.02%    10.19%     10.17%

                  FULTON BANCSHARES CORPORATION AND SUBSIDIARY
                       CONSOLIDATED SUMMARY OF OPERATIONS
                                        Years Ended December 31

                              2003        2002      2001      2000      1999
     (000 omitted)

Interest income              $  8,469  $ 9,837  $ 10,185  $  9,992   $ 8,759
Interest expense                3,175    4,271     5,432     5,210     4,325
                             --------  -------  --------  --------   -------
Net interest income             5,294    5,566     4,753     4,782     4,434
Provision for loan losses       1,265      255        15        45       195
                             --------  -------  --------  --------   -------
Net interest income after       4,029    5,311     4,738     4,737     4,239
provision for loan losses

Other income:
Trust                              19       22        19        18        12
Service charges - Deposits        224      208       189       177       160
Other service charges,            182      165       125       124       127
collection and exchange,
charges, commission fees
Other operating income            378      279       306       203       290
                             --------  -------  --------  --------   -------

Total other income                803      674       639       522       589
                             --------  -------  --------  --------   -------
Income before operating
 expense                        4,932    5,985     5,377     5,259     4,828

Operating expenses:
Salaries and employees          1,708    1,728     1,560     1,509     1,314
  benefits
Occupancy and equipment           833      746       729       728       647
  expense
Other operating expenses        1,471    1,304      1,162     1,133     1,050
                             --------  -------  --------  --------   -------
Total operating expenses        4,012   3,778      3,451     3,370     3,011
                              -------  -------  --------  --------   -------
Income before income taxes        820    2,207     1,926     1,889     1,817
Income tax expense          (      10)     477       440       449       380
(benefit)
                              --------  -------  --------  --------   -------
Net income applicable to      $   830  $1,730   $  1,486   $ 1,440   $ 1,437
common stock
                             ========  =======  ========   =======   =======
Per share data:
Earnings per common share        1.68   $ 3.51    $ 3.02    $ 2.91    $ 2.90
Cash dividend - Common           1.05     1.02       .95       .86       .86
Weighted average number of    492,810  492,772   492,747   494,054   495,000
  common shares

Item 9.   Disagreements on Accounting and Financial Disclosures.

          Not applicable.

Item 9a.  Controls and Procedures

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Changes in Internal Controls

          There have not been any significant changes in the Company's internal control or in other factors that could significantly affect such control during the fourth quarter of 2003.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The Company has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, and any person performing similar functions). The Company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K. The Company has also made the Code of Ethics available on its website at http://www.fcnbtc.com.

          All other information required by Item 10 is incorporated by reference from Fulton County Bancshares Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.   Executive Compensation

          Shown below is information concerning the annual compensation for services in all capacities to the Company, the Bank, and FCCDC for the fiscal years ended December 31, 2003, 2002, and 2001 of the Chief Executive Officer. There were no other officers of the Company, the Bank, or FCCDC whose total annual salary and bonus during that time frame exceeded $ 100,000.

                           Summary Compensation Table

    (a)       (b)     (c)      (d)        (e)         (f)        (g)      (h)        (i)
 Name and     Year   Salary   Bonus      Other     Restricted  Options   LTIP     All Other
 Principal            ($)      ($)      Annual       Stock      /SARS   Payouts  Compensatio
 Position                            Compensation   Award(s)     (#)      ($)         n
                                          ($)         ($)s)                         ($)
                      Annual Compensation                   Long-Term Compensation
Clyde H.       2003  140,858     $ 0           $ 0        $ 0       $ 0     $ 0    $  81,711
Bookheimer,
President &
CEO
               2002  140,666       0             0          0         0       0      128,855
               2001  130,008       0             0          0         0       0      163,903

Footnotes:
(1)  All other compensation includes the following:

                 Directors    Fringe    Retirement  Supplemental  Deferred
                              Benefits    Plan      Executive     Directors
                             (Personal              Retirement    Fees
                              Use of                 Plan
                               Bank
                               Owned
                               Vehicle)

2003              $     0    $   937   $ 18,864     $ 61,910      $     0
2002                    0      1,015     16,270      111,570            0
2001                    0      1,232     13,890      148,781            0

          The supplemental executive retirement plan was funded by single premium life insurance policies on the CEO, with the Bank named as beneficiary. Actual payments to the CEO amounting to $ 96,000 annually will not begin until 2005. At December 31, 2003, the cash surrender value of the policies was $ 1,363,905.

          All other information required by Item 11 is incorporated by reference from Fulton County Bancshares Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 17A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by Item 12 is incorporated by reference from Fulton Bancshares Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

          The information required by Item 13 is incorporated by reference from Fulton Bancshares Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

          The information required by Item 14 is incorporated by reference from Fulton Bancshares Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.
PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

         (a) (1) - List of Financial Statements
                   The following consolidated financial statements of Fulton Bancshares Corporation and its subsidiaries, included in the annual report of the registrant to its shareholders
                   for the year ended December 31, 2003, are incorporated by reference in Item 8:
                   Consolidated balance sheets - December 31, 2003 and 2002 Consolidated statements of income - Years ended December 31, 2003, 2002, and 2001
                   Consolidated statements of stockholders' equity - Years ended December 31, 2003, 2002, and 2001
                   Consolidated statements of cash flows - Years ended
                   December 31, 2003, 2002, and 2001
                   Notes to consolidated financial statements - December 31,
                   2003
             (2)   List of Financial Statement Schedules
                   All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
             (3)   Listing of Exhibits
                   Exhibit (3) (i) Articles of incorporation
                   Exhibit (3) (ii) Bylaws
                   Exhibit (4) Instruments defining the rights of security
                      holders including indentures
                   Exhibit (10) Material contracts
                   Exhibit (13)  Annual report to security holders
                   Exhibit (14)  Code of Ethics
                   Exhibit (21)  Subsidiaries of the registrant
                   Exhibit (23)  Consent of independent auditors
                   Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications Exhitit (32) Section 1350 Certifications
                   All other exhibits for which provision is made in the
                      applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
         (b) Reports on Form 8-K filed
             None.

         (c) Exhibits
             (3) (i) Articles of incorporation. Incorporated by reference to Exhibit 3A to the Registrant's Registration Statement on Form SB-2, Registration No. 33-85626.
                (ii) By-laws. Incorporated by reference to Exhibit 3B to the Registrant's Registration Statement on Form SB-2, Registration No. 33-85626.
             (4) Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant's common stock are contained in:
                 (i) Articles of Incorporation of Fulton Bancshares Corporation, filed as Exhibit 3A to Registrant's Registration Statement on Form SB-2
                      (Registration No. 33-85626).
                (ii) By-laws of Fulton Bancshares Corporation, filed as
                     Exhibit 3B to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-85626).
            (10) Material contracts.  Copies of the Salary Continuation
                 Agreements for the Chief Executive Officer and Principal Financial and Accounting Officer, as well as the Director Deferred Compensation Plan Agreement and Director Emeritus Retirement Agreement are incorporated by reference to the registrant's Form 10-K for the year ended December 31, 2002.
            (13) Annual report to security holders.  Filed herewith.
            (14) Code of Ethics
            (21) Subsidiaries of the registrant.  Filed herewith.
            (23) Consent of independent auditors.  Filed herewith.
            (31.1) Certification of Chief Executive Officer pursuant
                 to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
            (31.2) Certification of Chief Financial Officer pursuant
                 to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
            (32.1) Certification of Chief Executive Officer pursuant to
                 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.
            (32.2) Certification of Chief Financial Officer pursuant to
                 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

         (d)  Financial statement schedules.  None.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FULTON BANCSHARES CORPORATION
                                       --------------------------------------
                                       (Registrant)

                                   By  /s/ Clyde H. Bookheimer
                                       --------------------------------------
                                       Clyde H. Bookheimer, President
Dated:  March 26, 2004                 (Duly authorized officer)

                                   By  /s/ Doriann Hoffman
                                       --------------------------------------
                                       Doriann Hoffman, Chief Financial Officer
                                       (Principal Accounting Officer)


          In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report was signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                    Title                Date

/S/ Clyde H. Bookheimer     Director, President &  March 26, 2004
Clyde H. Bookheimer         CEO

/S/ David L. Seiders        Director & Vice ChairmanMarch 26, 2004
David L. Seiders

/S/ Cecil B. Mellott        Director & Vice        March 26, 2004
Cecil B. Mellott            Chairman

/S/ Robert C. Snyder        Director               March 26, 2004
Robert C. Snyder

/S/ Ellis L. Yingling       Director &             March 26, 2004
Ellis L. Yingling           Chairman

/S/ Clair R. Miller         Director               March 26, 2004
Clair R. Miller

/s/ Martin R. Brown         Director               March 26, 2004
Martin R. Brown

/s/Robert L. Thomas         Director               March 26, 2004
Robert L. Thomas
                                                                      EXHIBIT 13



                          FULTON BANCSHARES CORPORATION

                          2003 Annual Financial Report


                                 C O N T E N T S


                                                          Page

INDEPENDENT AUDITOR'S REPORT                                 1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance sheets                                             2
  Statements of income                                       3
  Statements of changes in stockholders' equity              4
  Statements of cash flows                               5 - 6
  Notes to consolidated financial statements            7 - 22

ACCOMPANYING FINANCIAL INFORMATION

 Selected five year financial data                          23
 Summary of quarterly financial data                        24
 Distribution of assets, liabilities and stockholders' equity,
   interest rates and interest differential                 25
 Changes in net interest income                             26
 Management's discussion and analysis of consolidated financial condition
   and results of operations                           27 - 34
 Stock market analysis and dividends                        34

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Fulton Bancshares Corporation
McConnellsburg, Pennsylvania


          We have audited the accompanying consolidated balance sheets of the Fulton Bancshares Corporation and its wholly-owned subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 2003. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fulton Bancshares Corporation and its wholly-owned subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                          /S/Smith Elliott Kearns & Company, LLC
                  --------------------------------------------------------------
                                             SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
February 17, 2004

                   FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                             December 31, 2003 and 2002

                                                         2003              2002

ASSETS
  Cash and due from banks                             $    3,852,702    $   5,213,690
  Investment securities available for sale                29,680,370       37,674,900
  Federal Reserve, Atlantic Central Bankers Bank
     and Federal Home Loan Bank stocks                     1,400,850        1,771,950
  Loans, net of reserve for loan losses
     2003 - $ 1,899,643; 2002 - $ 1,030,713              101,388,847      107,236,147
  Premises and equipment                                   3,759,508        3,938,272
  Cash surrender value of life insurance                   5,229,926        4,657,795
  Accrued interest receivable                                656,642          939,089
  Real estate owned other than premises                      206,199                0
  Other assets                                             1,568,336          956,134
                                                      --------------    -------------
      Total assets                                    $  147,743,380    $ 162,387,977
                                                      ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits
       Noninterest bearing                            $   13,924,892    $  16,155,636
       Interest bearing                                   97,200,011       96,869,814
                                                         111,124,903      113,025,450

  Other borrowed funds                                    18,825,000       31,250,000
  Accrued interest payable                                   254,599          313,724
  Other liabilities                                        1,261,143        1,139,523
                                                     ---------------   --------------
    Total liabilities                                    131,465,645      145,728,697
                                                     ---------------   --------------
Stockholders' Equity
  Common stock: par value $.625 per share;
4,000,000
       shares authorized; 495,000 shares issued              309,375          309,375
  Additional paid-in capital                               2,051,337        2,051,294
  Retained earnings                                       14,575,473       14,262,722
  Accumulated other comprehensive income (loss)      (      570,538)          124,003
  Treasury stock, shares at cost -
       2003 - 2,185 ; 2002 - 2,190                   (       87,912)   (      88,114)
                                                     ---------------   --------------
    Total stockholders' equity                            16,277,735       16,659,280
                                                     ---------------   --------------
      Total liabilities and stockholders' equity      $  147,743,380    $ 162,387,977
                                                     ===============   ==============

                              FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF INCOME
                               Years Ended December 31, 2003, 2002 and 2001

                                                                   2003           2002           2001

Interest Income
Interest and fees on loans                                       $ 6,954,044    $ 7,593,348   $  8,584,709
Interest and dividends on investment securities:
     Other U. S. Government agencies                                 352,657        708,802        587,996
     Mortgage-backed securities                                      126,030        197,870        228,320
     Obligations of state and political subdivisions - tax            75,232        102,247        135,056
exempt
     FNMA and FHLMC preferred stock                                  883,931      1,102,811        463,856
     Other interest and dividends                                     77,027        119,954        130,407
Interest on federal funds sold                                             0         11,976         54,335
                                                                 -----------    -----------  -------------
Total interest income                                              8,468,921      9,837,008     10,184,679
                                                                 -----------    -----------  -------------
Interest Expense
Interest on deposits                                               2,132,148      3,289,201      4,470,576
Interest on federal funds purchased                                      726          4,111          2,632
Interest on other borrowed money                                   1,042,110        977,695        959,091
                                                                 -----------    -----------  -------------
Total interest expense                                             3,174,984      4,271,007      5,432,299
                                                                 -----------    -----------  -------------
Net interest income before provision for loan losses               5,293,937      5,566,001      4,752,380

Provision for Loan Losses                                          1,265,000        255,000         15,000
                                                                 -----------    -----------  -------------
Net interest income after provision for loan losses                4,028,937      5,311,001      4,737,380
                                                                 -----------    -----------  -------------
Other Income
Service charges on deposit accounts                                  224,257        208,084        189,186
Other service charges and fees                                       181,804        165,311        108,567
Earnings - Cash surrender value of life insurance                    258,209        258,203        249,418
Trust services                                                        19,133         22,277         19,002
Gain on sale of investment securities                                 86,472            705         57,329
Gain on sale of OREO property                                              0          8,516              0
Gain on sale of loans                                                 24,012              0              0
Other income                                                           9,515         10,544         15,975
                                                                 -----------    -----------  -------------
Total other income                                                   803,402        673,640        639,477
                                                                 -----------    -----------  -------------
Other Expenses
Salaries, fees and employee benefits                               1,707,844      1,727,652      1,559,673
Net occupancy expense of bank premises and
  furniture and equipment expense                                    833,377        746,394        729,435
FDIC insurance premiums                                               17,515         20,386         19,754
Other expenses                                                     1,453,379      1,283,779      1,141,725
                                                                 -----------    -----------  -------------
Total other expenses                                               4,012,115      3,778,211      3,450,587
                                                                 -----------    -----------  -------------
Income before income taxes                                           820,224      2,206,430      1,926,270
Applicable income tax (benefit)                                  (    9,977)        476,878        440,016
                                                                 -----------    -----------  -------------
Net income                                                        $  830,201     $1,729,552   $  1,486,254
                                                                 ===========    ===========  =============
Earnings per common share                                         $     1.68     $     3.51   $       3.02
                                                                 ===========    ===========  =============


                       FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Years Ended December 31, 2003, 2002 and 2001

                                                                                     Accumulated
                                                                                        Other
                                                      Additional                    Comprehensive                      Total
                                        Common         Paid-In         Retained         Income        Treasury     Stockholders'
                                         Stock         Capital         Earnings         (Loss)          Stock          Equity

Balance, December 31, 2000               $ 309,375     $ 2,051,275    $ 12,017,652    ($    84,009)   ($  90,732)    $ 14,203,561

Comprehensive income:
     Net income                                                          1,486,254                                      1,486,254

     Change in unrealized gain on
       investment securities
available
       for sale, net of tax of $ $                                                           21,337                        21,337
10,992
                                                                                                                    -------------
Total comprehensive income                                                                                              1,507,591

     Issuance of treasury stock
        (25 shares)                                   (       169)                                          1,006             837

     Cash dividends ($ .95 per                                        (   468,110)                                  (    468,110)
share)
                                        ----------     -----------    ------------    -------------   -----------   -------------
Balance, December 31, 2001                 309,375       2,051,106      13,035,796    (     62,672)   (   89,726)      15,243,879

Comprehensive income:
     Net income                                                          1,729,552                                      1,729,552

     Change in unrealized gain on
       investment securities
available
       for sale, net of tax of $                                                            186,675                       186,675
96,166
                                                                                                                    -------------
Total comprehensive income                                                                                              1,916,227

     Issuance of treasury stock
        (40 shares)                                            188                                          1,612           1,800

     Cash dividends ($ 1.02 per                                       (   502,626)                                  (    502,626)
share)
                                        ----------     -----------    ------------    -------------   -----------   -------------
Balance, December 31, 2002                 309,375       2,051,294      14,262,722          124,003   (   88,114)      16,659,280

Comprehensive income:
     Net income                                                            830,201                                        830,201

     Change in unrealized (loss) on
       investment securities
available
       for sale, net of tax of $                                                      (    694,541)                 (    694,541)
357,794
                                                                                                                    -------------
Total comprehensive income                                                                                                135,660

     Issuance of treasury stock
        (5 shares)                                              43                                            202             245

     Cash dividends ($ 1.05 per                                       (   517,450)                                  (    517,450)
share)
                                        ----------     -----------    ------------    -------------   -----------   -------------
Balance, December 31, 2003               $ 309,375     $ 2,051,337     $14,575,473    ($   570,538)   ($  87,912)    $ 16,277,735
                                        ==========     ===========    ============    =============   ===========   =============

                       FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        Years Ended December 31, 2003, 2002 and 2001

                                                       2003          2002           2001

Supplemental disclosure of cash flows
information:

   Cash paid during the year for:
         Interest                                    $ 3,234,108   $4,382,026     $ 5,509,953
         Income taxes                                    424,500      645,000         471,000

Supplemental schedule of noncash investing and financing activities:

  Unrealized holding gain (loss), net of tax        ($  694,541)   $  186,675     $    21,337

  Treasury stock issued as compensation              $       245   $    1,800     $       837

  Other real estate acquired in settlement of        $   206,199   $  241,645     $         0
loans


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

      Fulton County Community Development Corporation was formed on June 7,
        1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. Future projects are expected to include small business marketing, new business creation, small business education, and housing for low-to-moderate income individuals.

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

      The Corporation has classified all of its investment securities as "available for sale" at December 31, 2003 and 2002, and during the years then ended.

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

      Earnings per Share

      Earnings per common share were computed based on weighted averages of shares of common stock outstanding as follows:

           Year          Shares

           2003         492,810
           2002         492,772
           2001         492,747
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

      Fair values of financial instruments

      The Corporation meets the requirements for disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.
      Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

      Advertising

      The Corporation expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2003, 2002, and 2001, were $ 93,876, $ 93,217, and $ 85,169, respectively.

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

      The components of the change in net unrealized gains (losses) on securities were as follows:

                                               2003        2002            2001
   Gross unrealized holding gains        ($    965,863)  $ 283,546   $   89,658
      (losses)
      arising during the year
   Reclassification adjustment for gains (      86,472) (     705)   (   57,329)
      realized in net income
                                          -------------  ---------  -----------
   Net unrealized holding gains (losses) (   1,052,335)    282,841       32,329
      before taxes
   Tax effect                                  357,794   (  96,166)  (   10,992)
                                          -------------  ---------  -----------
   Net change                            ($    694,541)  $ 186,675   $   21,337
                                          =============  =========  ===========

Note 2.    Investments

      The amortized cost and fair value of investment securities available for sale at December 31 were:

                                               Amortized           Gross           Gross           Fair Value
                                                  Cost          Unrealized       Unrealized
                                                                   Gains           Losses
                                                                            2003
       Obligations of U. S. Government
         corporations and agencies             $   9,237,758     $     50,640    $      14,654      $   9,273,744
       Obligations of states and political
         subdivisions                              5,395,500           77,886           10,444          5,462,942
       Mortgage-backed securities                  3,127,194            4,536            7,571          3,124,159
       FNMA and FHLMC preferred stock             12,652,370           18,000          983,245         11,687,125
       Other stocks                                  132,000            5,400            5,000            132,400
         Totals                                $  30,544,822     $    156,462    $   1,020,914      $  29,680,370

                                                                            2002
       Obligations of U. S. Government
         corporations and agencies             $  14,237,861     $    144,583    $           0      $  14,382,444
       Obligations of states and political
         subdivisions                              2,086,473           61,497           29,185          2,118,785
       Mortgage-backed securities                  4,643,691           55,270              831          4,698,130
       Corporate bonds                               997,416          114,574                0          1,111,990
       FNMA and FHLMC preferred stock             15,389,576          160,500          306,725         15,243,351
       Other stocks                                  132,000            2,300           14,100            120,200
         Totals                                $  37,487,017     $    538,724    $     350,841      $  37,674,900




      The amortized cost and fair value of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized Cost   Fair Value
       Due in one year or less            $          0   $         0
       Due after one year through five       9,237,758     9,273,743
       years
       Due after five years through          2,369,024     2,433,878
       ten years
       Due after ten years                   3,026,476     3,029,065
       Mortgage-backed securities            3,127,194     3,124,159
       FNMA and FHLMC preferred stock       12,652,370    11,687,125
       Other stocks                            132,000       132,400
                                          $ 30,544,822   $29,680,370

      Proceeds from sales of securities available for sale during 2003 were $ 6,299,942. Gross gains and losses on those sales were $ 151,028 and $ 64,556, respectively. Proceeds from maturities of investment securities during 2003 were $ 20,568,343, resulting in no gains or losses. Included in stockholders' equity at December 31, 2003 is $ 570,538 of unrealized holding losses on securities available for sale, net of $ 293,914 in deferred taxes.
Note 2.    Investments

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

      The Corporation is required to maintain minimum investments in certain stocks, which are recorded at cost since they are not actively traded and therefore, have no readily determinable market value. Consequently, the Corporation owns the following equity securities at December 31:

                                                  2003            2002

      Federal Home Loan Bank                 $ 1,320,000   $ 1,691,100
      Atlantic Central Bankers Bank               10,000        10,000
      Federal Reserve Bank                        70,850        70,850
                                             -----------   -----------
                                             $ 1,400,850   $ 1,771,950
                                             ===========   ===========

      Securities with a cost basis of $ 9,237,758 (fair value of $ 9,273,744) and $ 14,237,861 (fair value of $ 14,382,444) at December 31, 2003 and
      2002, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.    Loans

      Loans consist of the following at December 31 (in thousands):

                                                                  2003       2002
       Real estate loans:
         Secured by farmland                                   $   13,359  $   15,179
         Secured by 1-4 family residential                         48,063      52,444
         Secured by multifamily (5 or more) residential               351         314
       properties
         Secured by nonfarm nonresidential                         18,625      13,705
       Loans to finance agricultural production:
         Loans to farmers                                           8,850       6,104
       Commercial and industrial loans                              9,773       9,067
       Loans to individuals for household, family and
         other personal expenditures                                3,784      10,959
       Obligations of states and political subdivisions in the U.S.   475         456
       All other loans                                                  9          39
                                                                  103,289     108,267
                                                                ---------   ---------
       Less:  reserve for loan losses                           (   1,900)  (   1,031)
                                                                ---------   ---------
                                                               $  101,389  $  107,236
                                                                =========  ==========


Note 3.    Loans (Continued)

      Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                                      90 Days or More                  Nonaccrual
                               - - - - - - - Past Due - - -  - - - - - - - Status - - - - -
                                           - - -                         - - -
                                 2003      2002      2001      2003       2002      2001
Loans secured by real estate    $      0  $     59  $    567  $  3,314   $  1,525  $    269
Personal loans                         0        11        48        74          0         0
Commercial and other loans             0         0       307       771         71        20
                                --------  --------  --------  --------   --------  --------
   Total                        $      0  $     70  $    922  $  4,159   $  1,596  $    289
                                ========  ========  ========  ========   ========  ========

      Foregone revenue on nonaccrual loans was as follows:

                                       2003      2002      2001

Interest income that would have been   $ 147,128   $ 6,503  $ 20,284
   accrued at original loan rates
Amount recognized as interest income       3,198         0         0
                                       ---------   -------  --------
Foregone revenue                       $ 143,930   $ 6,503  $ 20,284
                                       =========   =======  ========

      At December 31, 2003, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114, amounted to approximately $ 740,000. The average recorded investment in impaired loans amounted to approximately $ 1,064,000 for the year ended December 31, 2003. The allowance for loan losses related to impaired loans amounted to approximately $ 250,000 at December 31, 2003. Interest income on impaired loans of $ 1,043 was recognized for cash payments received in 2003. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There was no recorded investment in impaired loans at December 31, 2002 and 2001.

      During 2003, the Corporation sold a majority of its student loan portfolio. Proceeds from the sale of these loans were $ 1,683,784, which resulted in a gain of $ 24,012 for the year ended December 31, 2003.

      During 2003, the Corporation sold certain mortgage loans to Federal Home Loan Bank (FHLB), but the Corporation continues to service these loans for FHLB. The outstanding balance of these loans was $ 2,228,413 at December 31, 2003.

Note 4.Reserve for Loan Losses

      Activity in the reserve for loan losses is summarized as follows:

                                                2003           2002        2001

   Balance at beginning of period         $ 1,030,713  $    845,045   $ 847,121
   Recoveries                                  15,036         7,441      16,830
   Current year provision charged to        1,265,000       255,000      15,000
      income
                                          -----------  ------------   ---------
   Total                                    2,310,749     1,107,486     878,951
   Losses                                     411,106        76,773      33,906
                                          -----------   -----------   ---------
   Balance at end of period               $ 1,899,643   $ 1,030,713   $ 845,045
                                          ===========   ===========   =========

Note 5.  Loans to Related Parties

      The Corporation has granted loans to its officers and directors and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 3,639,000 and $ 3,375,000 at December 31, 2003 and 2002, respectively. During 2003, $ 1,050,000 of new loans were made and repayments totaled $ 786,000. During 2002, $ 1,258,000 of new loans were made and repayments totaled $ 1,273,000.

      Outstanding loans to employees totaled $ 1,148,000 and $ 781,000 at December 31, 2003 and 2002, respectively.

Note 6.   Premises and Equipment

      A summary of premises and equipment is as follows:

                    Description                          Cost        Accumulated     Depreciated
                                                                     Depreciation       Cost
                                                                         2003
Premises and improvements (including land             $  3,810,227    $    864,541    $  2,945,686
  $500,207)
Equipment, furniture and fixtures                        3,165,230       2,415,284         749,946
Vehicles                                                    98,296          34,420          63,876
                                                      $  7,073,753    $  3,314,245    $  3,759,508

                                                                         2002
Premises and improvements (including land             $  3,770,477    $    788,538    $  2,981,939
  $482,257)
Equipment, furniture and fixtures                        3,007,411       2,127,273         880,138
Vehicles                                                   111,505          35,310          76,195
                                                      $  6,889,393    $  2,951,121    $  3,938,272

      Depreciation and amortization expense on property and equipment and other real estate owned amounted to $ 385,655 in 2003, $ 332,253 in 2002, and $ 365,201 in 2001.

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

                                                                           Contract or Notional
                                                                                  Amount
                                                                             2003        2002
      Financial instruments whose contract amounts represent credit risk at December 31:
      Commitments to extend credit                                        $12,388,552  $15,502,585
      Standby letters of credit and financial guarantees written               91,000      106,000

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

Note 8.Retirement Plan

      The Corporation maintains a 401-K profit-sharing plan covering substantially all full-time employees. The plan allows contributions of up to 15% of eligible compensation by employees. Additional contributions can be made at the discretion of the board of directors. The Corporation contributions made to the plan were $ 110,100 for 2003, $ 104,206 for 2002, and $ 66,000 for 2001.

Note 9.Federal Income Taxes

      The components of federal income tax expense are summarized as follows:

                                                      2003       2002        2001
   Current year provision                          $ 338,653  $ 555,323   $ 503,104
   Deferred income taxes (benefits)               ( 378,030)  (  78,685)  (  82,580)
   Income tax effect of securities transactions       29,400        240      19,492
                                                  ----------  ---------   ---------
   Applicable income taxes (credits)              ($  9,977)  $ 476,878   $ 440,016
                                                  ==========  =========   =========

      Federal income taxes were computed after reducing pretax accounting income for nontaxable interest and dividend income in the amount of $ 670, 932, $ 593,555, and $ 464,229, for 2003, 2002, and 2001,
      respectively.

      A reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                             2003       2002      2001
   Applicable federal income tax rate        34.0%      34.0%     34.0%
   Reductions resulting from:
   Nontaxable investment income and other     35.2%   ( 12.4%)  ( 11.2%)
      items, net of nondeductible expenses
   Effective income tax rate                 ( 1.2%)    21.6%     22.8%

                    Description                          Cost        Accumulated     Depreciated
                                                                     Depreciation       Cost
                                                                         2003
Premises and improvements (including land $           $  3,810,227    $    864,541    $  2,945,686
500,207)
Equipment, furniture and fixtures                        3,165,230       2,415,284         749,946
Vehicles                                                    98,296          34,420          63,876
                                                      $  7,073,753    $  3,314,245    $  3,759,508

                                                                         2002
Premises and improvements (including land $           $  3,770,477    $    788,538    $  2,981,939
482,257)
Equipment, furniture and fixtures                        3,007,411       2,127,273         880,138
Vehicles                                                   111,505          35,310          76,195
                                                      $  6,889,393    $  2,951,121    $  3,938,272


Note 9.Federal Income Taxes (Continued)

      Net deferred tax assets are included in other assets on the balance sheet as follows:

                                              2003         2002

   Total deferred tax assets              $ 1,308,605     $ 601,482
   Total deferred tax liabilities                   (     ( 254,443)
                                             225,743)
   Net deferred tax asset                 $ 1,082,862     $ 347,039

      The Corporation has not recorded a valuation allowance for the deferred tax assets as management believes that it is more likely than not that they will be ultimately realized.

      The tax effects of each type of significant item that give rise to deferred taxes are:

                                                            2003         2002

Net unrealized losses (gains) on securities available     $  293,914  ($  63,880)
for sale
Deferred compensation                                        383,357      312,571
Allowance for loan losses                                    582,398      286,700
Depreciation                                             (  225,743)  (  190,563)
Foregone interest on non-accrual loans                        48,936        2,211
                                                          ----------   ----------
   Net deferred tax asset                                 $1,082,862   $  347,039
                                                          ==========   ==========

Note 10.  Leases

      The Corporation is party to real estate leases with base monthly rental charges of $ 3,453. These charges are to be adjusted on specified dates and by agreed upon amounts or by the net change in the consumer price index. The leases expire on January 7, 2011 (as extended) and December 31, 2005, respectively. Each lease contains a provision for renewal under various terms at the Corporation's option. In addition, the Corporation leases certain equipment on a 54 month lease which expires on October 30, 2004. Total rental expense charged to operations for the years ended December 31, 2003, 2002, and 2001 was $ 68,131, $ 64,195, and
      $ 62,937, respectively.

      Based on the current monthly rent, future minimum rental payments for the next five years are as follows:
      2004                               $ 58,440
      2005                                 41,436
      2006                                 39,936
      2007                                 39,936
      2008                                 39,936

Note 11.  Deposits

      Included in interest-bearing deposits at December 31 are NOW and Money Market Account balances totaling $ 20,476,269 and $ 19,099,495 for 2003 and 2002, respectively.

      Time deposits of $ 100,000 and over aggregated $ 16,526,248 and $ 18,337,176 at December 31, 2003 and 2002, respectively. Interest expense on time deposits of $ 100,000 and over was $ 504,000, $ 1,009,000, and $ 1,064,000 for the years ended 2003, 2002, and 2001, respectively.
Note 11.   Deposits (Continued)

      The amount of time deposits maturing over the next 5 years is as follows:

       2004                             $ 36,852,037
       2005                                2,345,491
       2006                                2,003,677
       2007                                8,389,899
       2008                               10,037,191
                                        ------------
                                        $ 59,628,295
                                        ============

      The Corporation accepts deposits of the officers and directors of the Corporation and its subsidiaries on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $ 3,137,434 and $ 3,648,369 at December 31, 2003 and 2002, respectively.

      Overdrafts of $ 5,843 and $ 34,679 at December 31, 2003 and 2002, respectively, were reclassified as loans for financial reporting purposes.

Note 12.   Fulton Bancshares Corporation (Parent Company Only) Financial
Information

      The following are the condensed balance sheets, income statements and statements of cash flows for the parent company as of and for the years ended December 31:

                           Balance Sheets
Assets                                                                2003          2002

Cash                                                              $     23,049  $     14,364
Investment in Fulton County National Bank & Trust Company           16,091,245    16,483,857
Investment in the Fulton County Community Development Corporation       31,196        36,859
Securities available for sale                                          132,400       120,200
Deferred taxes                                                               0         4,012
                                                                  ------------  ------------
  Total assets                                                    $ 16,277,890  $ 16,659,292
                                                                  ============  ============
Liabilities

Accounts payable                                                  $         19  $         12
Deferred taxes                                                             136             0
                                                                  ------------  ------------
  Total liabilities                                                        155            12
                                                                  ------------  ------------
Stockholders' Equity

Common stock, par value $ .625 per share,                              309,375       309,375
  4,000,000 shares authorized; 495,000 shares issued
Additional paid-in capital                                           2,051,337     2,051,294
Retained earnings                                                   14,575,473    14,262,722
Accumulated other comprehensive income (loss)                      (   570,538)      124,003
Treasury stock; shares at cost - 2003 - 2,185; 2002 -              (    87,912  (     88,114)
                                                                  ------------  ------------
Total stockholders' equity                                          16,277,735    16,659,280
                                                                  ------------  ------------
Total liabilities and stockholders' equity                        $ 16,277,890  $ 16,659,292
                                                                  ============  ============

Note 12. Fulton Bancshares Corporation (Parent Company Only) Financial Information (Continued)

                                                            2002         2001

                 Statements of Income
               Years Ended December 31

Cash dividends from wholly-owned subsidiary             $    555,000 $    512,000
Investment income                                              1,360        1,200
Equity in undistributed income of subsidiaries             1,223,162    1,018,365
Printing, supplies, amortization and other expenses     (     49,970) (    45,311)
                                                        ------------ ------------
Net income                                              $  1,729,552 $  1,486,254
                                                        ============ ============

               Statements of Cash Flows
               Years Ended December 31

Cash flows from operating activities:
   Net income                                           $  1,729,552 $  1,486,254
   Adjustments to reconcile net income to cash
    provided by operating activities:
      Equity in undistributed income of subsidiary      (  1,223,162)(  1,018,365)
      Compensation - treasury stock issued                     1,800          837
      Increase (decrease) in accounts payable                     12            0
Net cash provided by operating activities                    508,202      468,726

Cash flows from financing activities:
   Dividends paid                                       (    502,626)(    468,110)
                                                        ------------ ------------
Net cash provided (used) by financing activities        (    502,626)(    468,110)
                                                        ------------ ------------
Net change in cash                                             5,576          616
Beginning cash                                                 8,788        8,172
                                                        ------------ ------------
Ending cash                                             $     14,364 $      8,788
                                                        ============ ============

Note 13.   Compensating Balances

      The Corporation is required to maintain certain compensating balances with its correspondent banks to cover processing costs and service charges. The balances with these correspondent banks may exceed federally insured limits, which management considers to be a normal business risk. Required compensating balances were $ 125,000 at December 31, 2003 and 2002.

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

Note 14.   Regulatory Matters (Continued)

      Fulton County National Bank and Trust Company, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Retained earnings available for the payment of dividends without approval of the Comptroller amounted to $ 3,613,413, $ 3,455,122, and $ 3,207,341 at December 31, 2003, 2002, and 2001, respectively. The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines, the Corporation is required to maintain minimum capital ratios. The "leverage ratio", which compares capital to adjusted total balance sheet assets is required to be at least 3%. "Tier I" and "Tier II" capital ratios compare capital to risk-weighted assets and off-balance sheet activity. The Tier I ratio is required to be at least 4%. The combined Tier I and Tier II ratio is required to be at least 8%.

      At December 31 the Corporation's actual ratios and required levels were as follows:

                                               - - - - Actual - - -
                                     Required    2003       2002
   Leverage (total adjusted            3.0%      11.3%      10.4%
      capital/total average
      assets)
   Tier 1 (Tier 1 core                 4.0%      15.7%      14.5%
      capital/risk
      weighted assets)
   Total capital (total capital        8.0%      16.9%      15.4%
      plus
      allowance for loan
      losses/risk
      weighted assets)

      As of December 31, 2003, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Note 15.   Liabilities for Borrowed Money

      At December 31, 2003 and 2002, the Corporation had an outstanding ten year, $ 15,000,000 loan with Federal Home Loan Bank of Pittsburgh. The interest rate can increase quarterly depending on market rates based on the 3 month LIBOR plus .1%, but any change is at the discretion of the FHLB. The rate is currently fixed at 5.93% at December 31, 2003 and 2002 and is payable monthly. The loan matures on July 12, 2010. There are significant penalties for prepayment.

      The Corporation has established credit at Federal Home Loan Bank (FHLB) of Pittsburgh to improve liquidity. The Corporation may borrow up to approximately $ 53 million from FHLB under the terms of certain commitment agreements, less any borrowings outstanding. The rates and terms of the commitments are flexible and are not fixed until the funds are withdrawn, but funds may not be borrowed for more than one year. Borrowings were $ 3,825,000 and $ 16,250,000 at December 31, 2003 and 2002, respectively. The variable interest rate was 1.03% and 1.31% at December 31, 2003 and 2002, respectively, and can change daily based on FHLB's cost of funds. Collateral for the borrowings consists of certain investments and mortgages approximating $ 62 million at December 31, 2003.

Note 16.   Real Estate Owned Other Than Premises

      At December 31, 2003, real estate owned other than premises consisted of four properties that the Corporation foreclosed on in 2003, which are carried at the cost of $ 206,199.

      During 2002, the Corporation foreclosed on property with a cost of $ 241,645, which was sold in 2002 for $ 154,471. Proceeds of $ 87,173 were also received from an insurance company to satisfy the balance due from the foreclosure.

Note 16.   Real Estate Owned Other Than Premises (Continued)

      The Corporation also sold a rental property in 2002. Net proceeds from the sale were $ 91,040, which resulted in a gain of $ 8,516.

Note 17.Fair Value of Financial Instruments

      The estimated fair values of the Corporation's financial instruments were as follows at December 31, 2003 and 2002:

                                  - - - - - - 2003 - - - -  - - - - - - 2002- - - -
                                           - - -                      - -
                                   Carrying        Fair      Carrying       Fair
                                    Amount        Value       Amount        Value
                                                    (000 Omitted)
       FINANCIAL ASSETS
       Cash and due from banks     $   3,853    $   3,853    $   5,214     $   5,214
       Securities available for       29,680       29,680       37,675        37,675
       sale
       Federal Reserve, Atlantic       1,401        1,401        1,772         1,772
       Central Bankers Bank,
       and
       Federal Home Loan Bank
       stocks
       Loans receivable (net)        101,389      101,529      107,236       108,245
       Accrued interest                  657          657          939           939
       receivable

       FINANCIAL LIABILITIES
       Time certificates              59,628       60,791       63,993        65,429
       Other deposits                 51,497       51,497       49,032        49,032
       Accrued interest payable          255          255          314           314
       Other borrowed funds           18,825       20,258       31,250        33,452

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

      (4) The Officer Supplemental Life Insurance Plan provides for officer life insurance coverage to named third parties of generally double their current salary level, and is also funded by single premium life insurance.


Note 18. Deferred Compensation and Other Benefit Programs (Continued)

      As a result of these plans, the following items are recognized in the financial statements:

                                                  2003        2002        2001
   Asset
   Cash surrender value of life insurance     $5,229,926  $4,657,795 $4,430,903

   Liabilities
   Supplemental executive retirement plan        798,930     653,785    501,946
   Deferred directors fees liability             328,592     272,818    219,808


   Income
   Earnings on cash surrender value of life      258,209     258,203    249,418
      insurance

   Expenses
   Life insurance expense                         39,078      31,311     31,276
   Supplemental executive retirement             145,145     151,839    149,915
      expense
   Deferred directors fees                        63,711      54,695     50,148
   Director emeritus fees                         12,000      12,000     12,000
   Payments made to retired director               1,685       1,685      1,685

Note 19. Concentrations of Credit Risk

      The Corporation grants agribusiness, commercial and residential loans to customers primarily in Fulton County, Pennsylvania and adjoining counties in Pennsylvania and Maryland. Although the Corporation has a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector at December 31, 2003 (approximately 22% of loan portfolio and 136% of stockholders' equity).

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

      The Corporation also has a significant concentration in FNMA and FHLMC preferred stocks, representing 37% of total investments and 72% of stockholders' equity at December 31, 2003.
                 FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                        SELECTED FIVE-YEAR FINANCIAL DATA


                               2003         2002        2001      2000       1999
Income (000 omitted)

Interest income               $   8,469   $   9,837    $ 10,184 $   9,992  $   8,759
Interest expense                  3,175       4,271       5,432     5,210      4,325
Provision for loan losses         1,265         255          15        45        195
                              ---------   ---------   --------- ---------  ---------
Net interest income after         4,029       5,311       4,737     4,737      4,239
   provision for loan losses
Securities gains (losses)            86           1          57         6          6
Other operating income              717         673         582       516        583
Other operating expenses          4,012       3,778       3,450     3,370      3,011
                              ---------   ---------   --------- ---------  ---------
Income before income taxes          820       2,207       1,926     1,889      1,817
Applicable income tax         (      10)        477         440       450        380
(benefit)
                              ---------   ---------   --------- ---------  ---------
Net income                    $     830   $   1,730   $   1,486 $   1,439  $   1,437
                              =========   =========   ========= =========  =========

Per share amounts are based on following weighted averages:

2003 - 492,810   2001 - 492,747    1999 - 495,000
2002 - 492,772   2000 - 494,054

Income before income taxes        $   1.66   $   4.48  $   3.91   $   3.82  $   3.67
Applicable income taxes           (    .02)       .97       .89        .91       .77
Net income                            1.68       3.51      3.02       2.91      2.90
Cash dividend paid                    1.05       1.02       .95        .86       .86
Book value                           33.03      33.81     30.94      28.75     25.76

Year-End Balance Sheet Figures (000 omitted)

Total assets                    $ 147,743  $ 162,282  $ 150,855   $ 140,480  $ 128,478
Net loans                         101,389    107,236    103,656     102,058     90,995
Total investment securities        31,081     39,447     31,899      24,643     24,436
Deposits-noninterest bearing       13,925     16,155     13,486      13,025     12,354
Deposits-interest bearing          97,200     96,870    103,552      92,107     90,957
Total deposits                    111,125    113,025    117,038     105,132    103,311
Liabilities for borrowed money     18,825     31,250     17,325      20,000     11,475
Total stockholders' equity         16,278     16,659     15,244      14,204     12,753

Ratios (includes net unrealized gain/loss on AFS securities)

Average equity/average assets    11.05%   10.19%   10.17%   9.82%   10.36%
Return on average equity          4.89%   10.91%   10.12%  10.94%   11.19%
Return on average assets          0.54%    1.11%    1.03%   1.07%    1.16%

                 FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                       SUMMARY OF QUARTERLY FINANCIAL DATA

      The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are as follows:


                                                    2003                                   2002
($ 000 omitted except per share)    - - - - - - - - Quarter Ended - - - -  - - - - - - - - - Quarter Ended - -
                                    Mar. 31  June 30   Sept. 30  Dec. 31   Mar. 31   June 30   Sept.   Dec. 31
                                                                                                 30

Interest income                      $ 2,305  $ 2,035   $ 2,115  $ 2,014    $ 2,443   $ 2,575  $ 2,500  $ 2,319
Interest expense                         849      807       776      743      1,064    1,132     1,118      957
                                     -------  -------   -------  -------    -------   -------  -------  -------
Net interest income                    1,456    1,228     1,339    1,271      1,379     1,443    1,382    1,362
Provision for loan losses                 30      205     1,030        0         15       110      115       15
                                      -------  -------   -------  -------    -------   -------  -------  -------
Net interest income after               1,426    1,023       309   1,271      1,364     1,333    1,267    1,347
   provision for loan losses
Securities gains (losses)                  0      150         0  (    64)        1         0        0        0
Other income                             194      199       183      141        156       161      157      199
Other expenses                           969      970     1,002    1,071        936       933      965      944
                                      -------  -------   -------  -------    -------   -------  -------  -------
Operating income before income            651      402   (  510)     277        585       561      459      602
Applicable income taxes                  144      120    (  280)       6        151       122       78      126
                                     -------  -------   -------  -------    -------   -------  -------  -------
Net income                           $   507  $   282  ($   230) $   271    $   434   $   439  $   381  $   418
                                     =======  =======   =======  =======    =======   =======  =======  =======


Net income applicable to common
stock
Per share data:
Net income                            $ 1.03  $   .57   ($  .47) $   .55    $   .88   $   .89  $   .77  $   .97


                 FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                    INTEREST RATES AND INTEREST DIFFERENTIAL
                             YEARS ENDED DECEMBER 31


                                  2003                              2002                             2001
(000 omitted)         Average     Interest    Rate      Average     Interest    Rate     Average   Interest    Rate
                      Balance                           Balance                          Balance
      ASSETS

Investment
securities:
Taxable interest        $  32,341   $   1,440    4.4%    $   34,783    $ 2,102      6.0%   $23,097  $   1,410     6.1%
Nontaxable                  1,657          75    4.5          2,240        102      4.6      2,817        135     4.8
  interest income       ---------   ---------    ---      ---------  ---------      ---   --------  ---------     ---
Total investment           33,998       1,515    4.5         37,023      2,204      6.0     25,914      1,545     6.0
  securities
Loans (net of             107,140       6,954    6.5        105,219      7,621      7.2    105,028      8,585     8.2
  unearned
  discounts)
Other short-term                0           0    0.0            723         12      1.6      1,514         54     3.6
  investments           ---------   ---------    ---      ---------  ---------      ---   --------  ---------     ---
Total interest            141,138   $   8,469    6.0%       142,965    $ 7,837      6.9%   132,456   $ 10,184     7.7%
  earning
  assets
                                    ---------                         --------                       --------
Allowance for loan     (   1,159)                        (     920)                       (   863)
  losses
Cash and due from           3,748                             3,667                          3,601
banks
Bank premises and           3,869                             3,861                          3,572
  equipment
Other assets                6,025                             5,990                          5,618
                        ---------                         ---------                       --------
                                                                                                -
Total assets            $ 153,621                         $ 155,563                              $
                                                                                           144,384
                        =========                         =========                       ========
                                                                                                =
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing       $   11,925  $       76     0.6%    $  11,431  $      85        .7%        $  $     199     1.8%
  demand deposits                                                                           10,992
Savings deposits           22,579         198     0.9        18,438        237       1.3    16,891        363      2.1
Time deposits              61,069       1,858     3.0        74,238      2,967       4.0    71,974      3,908      5.4
Borrowings                 25,290       1,043     4.1        19,464        982       5.0                           5.9
                                                                                           16,389        962
                        ---------   ---------    ---      ---------  ---------      ---   --------  ---------     ---
                                                                                                -
Total interest            120,863     $ 3,175     2.6%      123,571    $ 4,271       3.5%  116,246   $  5,432     4.7%
  bearing
  liabilities
                                    ---------                        ---------                       --------
Demand deposits            14,966                            15,237                         12,534
Other liabilities             821                               905
                                                                                              921
                       ----------                         ---------                       --------
                                                                                                -
Total liabilities         136,650                           139,713                        129,701
Stockholders' equity       16,971                            15,850
                                                                                           14,683
                        ---------                         ---------                       --------
                                                                                                -
Total liabilities       $ 153,621                         $ 155,563                              $
  & stockholders'                                                                          144,384
  equity
                        =========                         =========                       ========
                                                                                                =
Net interest                         $  5,294     3.8%                $  5,566       3.9%            $  4,752     3.6%
  income/net
  yield on
  average
  earning
  assets
                                     ========   ======                ========      =====            ========    =====

                  FULTON BANCSHARES CORPORATION AND SUBSIDIARY

                         CHANGES IN NET INTEREST INCOME

                        - - - - - - 2003 Versus 2002 - - - - - - - - - 2002 Versus 2001 - -
                                     - - -                             - - - -
                              Increase (Decrease)                Increase (Decrease)
                                Due to Change in                  Due to Change in
                         Average     Average      Total     Average    Average      Total
                         Volume      Rate      Increase     Volume      Rate     Increase
                                              (Decrease)                        (Decrease)
(000 omitted)
Interest Income
Loans (net of               $ 121   ($    760)  ($    639)     $   15  ($ 1,007)    ($   992)
  unearned discounts)
Taxable investment        (   190)  (     500)  (     690)        740  (     20)         720
  securities
Nontaxable investment     (    26)  (       1)  (      27)    (    27) (      6)    (     33)
  securities
Other short-term          (    12)          0   (      12)   (    28)  (     14)    (     42)
  investments
                          --------   ---------   ---------    -------  ---------    ---------
Total interest            (   107)  (   1,261)  (   1,368)        700  (  1,047)    (    347)
  income
                          --------   ---------   ---------    -------  ---------    ---------
Interest Expense
Interest bearing          (     2)  (       7)  (       9)          6  (    121)    (    115)
  demand
Savings deposits               57   (      96)  (      39)         24  (    150)    (    126)
Time deposits             (   524)  (     585)  (   1,109)        101  (  1,042)    (    941)
Short-term                    283   (     222)         61         187  (    166)          21
  borrowings
                          --------   ---------   ---------    -------  ---------    ---------
Total interest            (   186)  (     910)  (   1,096)        318  (  1,479)    (  1,161)
  expense
                          --------   ---------   ---------    -------  ---------    ---------
Net interest income                             ($    272)                           $   814
                                                 ========                           ========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the financial tables/statistics, financial statements and notes to the financial statements presented elsewhere in this report.


OPERATING RESULTS

Overview

          Net after tax income was $ 830,000 for 2003 compared to $ 1,730,000 for 2002, representing a decrease of $ 900,000, or 52.0%. Net income on an adjusted per share basis for 2003 was $ 1.68, a decrease of $ 1.83 from the $ 3.51 per share realized during 2002.

          Net after tax income was $ 1,730,000 for 2002 compared to $ 1,486,000 for 2001, representing an increase of $ 244,000, or 16.4%. Net income on an adjusted per share basis for 2002 was $ 3.51, an increase of $ .49 from the $ 3.02 per share realized during 2001.

Net Interest Income

          Total interest income for 2003 was $ 8,469,000 compared with $ 9,837,000 earned during 2002, for a decrease of $ 1,368,000, or 13.9%. While there was a decrease in average investments in 2003, the decrease in interest income is due primarily to a significant decrease in interest rates earned on loans and investments in 2003 compared with the same period in 2002.

          Total interest income for 2002 was $ 9,837,000 compared with $ 10,184,000 earned during 2001, for a decrease of $ 347,000, or 3.4%. The decrease was due primarily to a significant decrease in interest rates earned on loans and investments and a higher average balance of investments, which typically produce lower yields than loans, in 2002 compared with the same period in 2001.

          Average earning assets decreased 1.3% in 2003 and increased 7.9% in 2002. Average investments decreased 8.2% in 2003, with the decrease concentrated in U. S. Government Agency securities and FNMA/FHLMC preferred stocks. The 2002 increase was concentrated in U. S. Government Agencies and FNMA/FHLMC preferred stocks. Average loans, which typically produce higher yields than investments, increased 1.8% in 2003 and 0.2% in 2002. Net loans at December 31, 2003 stood at $ 101,389,000 compared to $ 107,236,000 as of
December 31, 2002, a decrease of 5.5%. Net loans at December 31, 2002 were up 3.5% over those at December 31, 2001.

          Total interest expense was $ 3,175,000 for 2003, a decrease of $ 1,096,000, or 25.7%, from the $ 4,271,000 for 2002. Total interest expense was $ 4,271,000 for 2002, a decrease of $ 1,161,000, or 21.4%, from the
$ 5,432,000 for 2001. The decreases were due primarily to a significant decrease in interest rates paid on deposits and short-term borrowings.

          Average interest-bearing liabilities decreased 2.2% in 2003 and increased 6.3% in 2002. Average borrowings increased 31.0% while average time deposits, which typically pay higher yields, decreased 21.5% in 2003 after increasing 3.1% in 2002. Average interest-bearing demand deposits and savings deposits increased 4.3% and 22.5%, respectively, in 2003, and increased 4.0% and 9.2%, respectively, in 2002. Interest bearing deposits stood at $ 97,200,000 at December 31, 2003 compared to $ 96,870,000 as of December 31, 2002, an increase of 0.3%. Interest-bearing deposits at December 31, 2002 were 6.5% lower than at December 31, 2001.
OPERATING RESULTS (Continued)

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

          Net interest income for 2003 totaled $ 5,294,000, down $ 272,000, or 4.9% from 2002. Net interest income for 2002 totaled $ 5,566,000, up $ 814,000, or 17.1% from 2001. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing loans and deposits and by structuring interest-earning assets and liabilities to maintain a desired net interest margin.

Other Income and expenses

          Other income represents service charges on deposit accounts, commissions on loan insurance, fees for official checks and other services, safe deposit box rentals, fees for trust services, securities gains(losses), gains(losses) on sales of other real estate owned, and earnings on cash surrender value of directors and officers life insurance.

          Other income increased $ 130,000, or 19.3%, from 2002 to 2003. The increase in 2003 resulted primarily from $ 24,000 of income generated on the sale of PHEAA loans and $ 81,000 from gains on the sale of investments. Other income increased $ 35,000, or 5.5%, from 2001 to 2002. The increase in 2002 resulted primarily from $ 25,000 earned as a result of instituting ATM surcharges and a $ 19,000 increase in service charges on deposit accounts.

          Noninterest expenses are classified into four main categories: salaries, fees and employee benefits; occupancy and furniture and equipment expenses that include depreciation, maintenance, utilities, taxes, insurance and rents; FDIC insurance premiums; and other operating expenses that include all other expenses incurred in daily operations.

          Employee-related expenses decreased 1.1% for 2003, primarily due to merit pay increases which were offset by turnover of staff that was replaced with lower payscale employees, versus a 10.8% increase in 2002. The 2002 increase resulted primarily from staffing a new branch office opened in February 2002. Occupancy and furniture and equipment expenses increased 11.7% and 2.3% for 2003 and 2002, respectively, primarily due to increased equipment and building maintenance costs, utilities and depreciation. Other operating expenses increased 13.2% and 12.4% for 2003 and 2002, respectively, primarily due to increases in advertising costs, OCC assessments, PA shares tax, printing and supplies, telephone and other overhead expenses.

Income Taxes

          Applicable income taxes changed between 2003, 2002, and 2001 because of changes in pretax accounting income and taxable income. The effective tax rate for 2003 was (1.2%) compared to 21.6% and 22.8% for 2002 and 2001, respectively. The decrease in the effective income tax rate for 2003 was due primarily to an increase in deferred tax assets that was a result of the $1,265,000 increase in the Reserve for Loan Losses balance. This effectively lowered the pre-tax book income to a level in which tax exempt interest, the dividends received deduction, and the non-taxable increase in cash surrender value of life insurance fully eliminated all taxes. The 2002 decrease was due primarily to increases in the dividends received deduction for FNMA/FHLMC preferred stock which was partially offset by a decrease in tax-exempt interest on obligations of state and political subdivisions.
FINANCIAL CONDITION

          Total assets at December 31, 2003 were $ 147,743,000, a 9.0% decrease over December 31, 2002. Net loans at December 31, 2003 totaled $ 101,389,000, a decrease of 5.5% over December 31, 2002. These reductions were the result of a decision to start reducing the Bank's concentration in agri-business loans, which make up 60% of classified loans at December 31, 2003. In addition, investments maturing during 2003 were utilized to pay down $ 12.4 million in FHLB borrowings.

          Total assets at December 31, 2002 were $ 162,282,000, a 7.6% increase over December 31, 2001. Net loans at December 31, 2002 totaled $ 107,236,000, an increase of 3.5% over December 31, 2001.

Allowance for Loan Losses and Related Provision

          The provision for loan losses was $ 1,265,000 in 2003 compared to $ 255,000 in 2002 and $ 15,000 in 2001. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts deemed necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. Actual charge-offs (net of recoveries) were $ 396,000 in 2003 and $ 70,000 in 2002. These were significantly higher than in previous years, and were directly related to agri-business loans. Management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

          Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                                  90 Days or More        Nonaccrual Status
                                     Past Due
                                 2003        2002           2003      2002
Loans secured by real estate    $       0     $    59     $ 3,314     $ 1,525
Personal loans                          0          11          74           0
Commercial and other loans              0           0         771          71
                                ---------     -------     -------     -------
Total loans                     $       0     $    70     $ 4,159     $ 1,596
                                =========     =======     =======     =======

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

          Commercial borrowers with lending relationships over $ 500,000 and agribusiness borrowers with lending relationships over $ 250,000 are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified as substandard are individually reviewed. Allocations to the allowance for loan losses are based upon classifications assigned to those specific loans.

          Loan classifications utilized are based on past experience and are as follows:

                   Allowance Factors
                   ------------------
Loss                   Charge-off
Doubtful                35 - 50%
Substandard              3 - 5%
Special Mention          1 - 3%

FINANCIAL CONDITION (Continued)

          The remaining portion of the pools are evaluated as groups with allocations made to the allowance based on historical loss experience, current and anticipated trends in delinquencies, trends in volume and terms of loans, concentrations of credit and general economic conditions within the Corporation's trading area.

          The reasons for the significant increase in the provision for loan losses for 2003 compared to 2002 are significant increases in nonaccrual and classified loans. No loans were past-due 90 days or more still accruing interest at December 31, 2003. Nonaccrual loans have increased more than 160% over the past four quarters and represent 4.0% of totals loans compared with 1.5% of total loans at December 31, 2002. At December 31, 2003, 80% of loans on nonaccrual status were fully-secured by real estate. Classified loans on December 31, 2003 were $ 4,728,000 compared to $ 4,264,000 on December 31, 2002, an increase of 11%. The Corporation has identified agribusiness lending as a concentration of credit. At December 31, 2003, agribusiness loans comprised
$ 2,484,000, or 60%, of the classified loans. In addition, the allowance and loans placed on nonaccrual status were adjusted in the third quarter 2003 based on preliminary results of an OCC examination conducted in July and August for which an official report has not yet been received. As a result of the increased delinquencies and classified loans, the examiners have suggested increasing the allowance to a level more in line with the bank's peer group (as a percentage of total loans) as a way to provide for the perceived increase in the overall risk associated with the bank's loan portfolio. They have also classified as "nonaccrual" several loans with current payment status (amounting to $ 1,956,000) due to perceived weaknesses in the collateral or borrower's financial condition.

          The reasons for the increase in the provision for loan losses for 2002 compared to 2001 are significant increases in nonaccrual and classified loans. Nonaccrual loans have increased more than 450% over the past four quarters and represent 1.5% of total loans. At December 31, 2002, 91% of loans on nonaccrual status were fully-secured farm loans. Classified loans on December 31, 2002 were $ 4,264,000 compared to $ 2,040,000 on December 31, 2001, an increase of 109%. The Corporation has identified farm loans as a concentration of credit. At December 31, 2002, classified farm loans comprised $ 3,680,000, or 86% of the classified loans.

          Total deposits decreased 1.7% to $ 111,125,000 at December 31, 2003 compared with $ 113,025,000 at December 31, 2002. Non-interest-bearing demand deposits decreased 13.8% while interest-bearing deposits increased 0.3%. Total deposits decreased 3.4% to $ 113,025,000 at December 31, 2002 compared with $ 117,038,000 at December 31, 2001. Non-interest-bearing demand deposits increased 19.8%, while interest-bearing deposits decreased 6.5%.

          Stockholders' equity was $ 16,278,000 at December 31, 2003 compared with $16,659,000 at December 31, 2002, which was up 9.3% over the balance at December 31, 2001. Accumulated earnings for 2003 were offset by dividends declared and paid of $ 517,000 and a $ 695,000 increase in net unrealized losses (net of tax effect). Accumulated earnings for 2002 and a $ 187,000 decrease in net unrealized losses (net of tax effect) were partially offset by dividends declared and paid of $ 503,000. Total stockholders' equity represented 11.0% and 10.3% of total assets at the end of 2003 and 2002, respectively. Cash dividends of $ 1.05 and $ 1.02 per share were paid in 2003 and 2002, respectively. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open and privately negotiated transactions, up to 2% of its shares of outstanding common stock. As of December 31, 2003, the company had repurchased 2,185 shares, representing 0.44% of its shares of outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

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

          Liquidity involves the bank's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Adequate liquidity to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings, including special programs available through Federal Home Loan Bank. At December 31, 2003 and 2002, the Bank had borrowings of $ 18,825,000 and $ 31,250,000, respectively. At December 31, 2003, the Bank had additional borrowing capacity available of $ 53,000,000.

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

                                 Due         Due        Due         Due        Due       Total
                                0 - 30     31 - 90    91 - 180   181 - 360    After
                                 Days        Days       Days       Days       1 Year
Rate Sensitive Assets
Investment securities            $ 10,574    $  2,350   $  3,527   $  7,634    $  6,996 $  31,081
Real estate, commercial            23,289       5,059      7,126      8,898      58,917   103,289
  and consumer loans
                                --------    --------   --------   --------    -------- ---------
                                $ 33,863    $  7,409   $ 10,653   $ 16,532    $ 65,913 $ 134,370
                                ========    ========   ========   ========    ======== =========
Rate Sensitive Liabilities
Short-term borrowings            $  3,825    $      0   $      0   $      0    $      0 $   3,825
Long-term borrowings                    0           0          0          0      15,000    15,000
Certificates of deposit             3,915       1,934      2,245      1,708       6,724    16,526
  over $ 100,000
Other certificates of deposit      10,990       3,908      5,661      6,492      16,051    43,102
Money market deposit accounts           0           0      1,866      3,734       1,866     7,466
Other interest-bearing                  0           0      3,010     12,042      15,054    30,106
  deposits
                                 --------   ---------   --------   --------    -------- ---------
                                   18,730       5,842     12,782     23,976      54,695   116,025
                                 --------   ---------   --------   --------    -------- ---------
Cumulative GAP - 12/31/03        $ 15,133   $  16,700   $ 14,571   $  7,127    $ 18,345 $  18,345
                                 ========   =========   ========   ========    ======== =========
Cumulative GAP - 12/31/02       ($  4,565) ($  2,953)   $  1,593  ($  8,888)   $ 17,634 $  17,634
                                 ========= ==========   ========   =========   ======== =========

LIQUIDITY (Continued)

          Loan rates have significantly decreased over the past twelve months. Based on current economic indicators and predictions, management anticipates that interest rates will remain stagnant over the first half of 2004 and will slowly increase over the remainder of the year. As a result, management has assessed probabilities to each time period and proportionately included variable rate loans in rate sensitive assets of one year or less.

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

CAPITAL FUNDS

          Internal capital generation has been the primary method utilized by Fulton Bancshares Corporation to increase its capital stock. Stockholders' equity exceeded $ 16.2 million at December 31, 2003. Regulatory authorities have established capital guidelines in the form of the "leverage" and "risk-based capital" ratios. The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimums at December 31 is as follows:

                                            Fulton      Regulator
                                          Bancshares    y Minimum
                                         Corporation    Requireme
                                                           nts
                                        2003     2002

Leverage ratio                          11.3%    10.4%       3%

Risk-based capital ratio
Tier I (core capital)                   15.7%    14.5%       4%
Combined Tier I and Tier II
  (core capital plus allowance
  for loan losses)                      16.9%    15.4%       8%

          Fulton Bancshares Corporation has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines and industry averages. Certain ratios are useful in measuring the ability of a company to generate capital internally.

          The following chart indicates the growth in equity capital for the past three years.

                                           2003        2002        2001
Equity capital at December 31
  ($ 000 omitted)
                                           $ 16,278    $ 16,659   $ 15,244
Equity capital as a percent of assets
  at December 31
                                             11.02%      10.27%     10.10%
Return on average assets                      0.54%       1.11%      1.03%
Return on average equity                      4.89%      10.91%     10.12%
Cash dividend payout ratio                   62.33%      29.06%     31.50%

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

                         - - - - - - - - - - - Principal/Notional Amount Maturing In - - - - - - - - - -
(In millions)
Rate sensitive assets     2004     2005     2006     2007      2008    Thereafter    Total       Fair
                                                                                                 Value

Fixed rate loans         $ 7,779  $ 3,083  $ 2,576  $ 2,305   $ 2,088     $ 18,827   $ 36,658   $ 36,798
Average interest rates     6.88%    8.63%    8.30%    7.97%     7.78%        7.31%      7.46%

Variable rate loans       24,790    2,728    2,790    2,548     2,486       31,289     66,631     66,631
Average interest rates     4.94%    5.90%    5.77%    5.88%     5.91%        6.02%      5.63%

Fixed rate securities     19,688        0    1,300        0     4,315        1,733     27,107     26,282
Average interest rates     4.22%       0%    5.13%       0%     3.90%        4.14%      4.21%

Variable rate              2,701      782      625      469       262            0      4,839      4,799
securities
Average interest rates     2.48%    3.07%    3.07%    3.07%     3.07%           0%      2.74%


Rate sensitive
liabilities

Noninterest-bearing         1,393    1,253    1,128    1,015       914        8,222     13,925     13,925
  checking
Average interest rates       N/A      N/A      N/A      N/A       N/A          N/A        N/A

Savings and interest-      6,322    5,048    4,062    3,295     2,696       16,149     37,572     37,572
  bearing checking
Average interest rates     0.73%    0.73%    0.73%    0.73%     0.73%        0.73%      0.73%

Time deposits              9,213    7,496    6,123    6,690     7,527       22,579     59,628     60,791
Average interest rates     2.40%    3.32%    3.45%    4.16%     3.34%        3.34%      2.89%

Variable rate              3,825        0        0        0         0       15,000     18,825     20,258
borrowings
Average interest rates     1.03%        0        0        0         0        5.93%      4.93%

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          Financial Accounting Standards Board Statement 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued May of 2003 and is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Provisions of this statement are consistent with the Board's proposal to revise the definition of liabilities to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Management does not expect there to be a significant impact from this statement since the Corporation currently does not have any obligations requiring settlement by the issuance of its own shares of stock.

          In December 2003, the Financial Accounting Standards Board released Financial Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

          1.The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.
          2.The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
            a.The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights;
            b.The obligation to absorb the expected losses of the entity;
            c.The right to receive the expected residual returns of the entity. 3.The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

          Management does not expect this interpretation to have a significant impact since the Corporation does not have any investment in any entity with the aforementioned characteristics.

STOCK MARKET ANALYSIS AND DIVIDENDS

          The Corporation's common stock is traded inactively in the over-the-counter market. As of December 31, 2003 the number of shareholders of record was about or around 500.

                               Market       Cash      Market      Cash
                                Price     Dividend    Price     Dividend
                                      2003                  2002

First Quarter                 $ 44.15      $ .23     $ 35.25     $ .22
Second Quarter                  49.00        .23       35.25       .22
Third Quarter                   55.05        .27       37.50       .26
Fourth Quarter                  49.20        .32       45.00       .32

                                                                      Exhibit 14


                          FULTON BANCSHARES CORPORATION
                                 CODE OF ETHICS

     The Directors, officers and employees of Fulton Bancshares Corporation (the "Company"), and any and all subsidiaries, hold an important and elevated role in corporate governance. They are vested with both the responsibility and authority to protect and preserve the interests of all of the Company's constituents, including shareholders, customers and citizens of the communities in which we conduct business. The maintenance of extremely high standards of honest, ethical and impartial conduct is essential to assure the proper performance of the Company's business and the maintenance of the public's trust. This Code of Ethics prescribes the policies and procedures to be employed and enforced in the Company's operations. This Code augments The Fulton County National Bank & Trust Company Employee Handbook.

    * It is your responsibility to comply with the law and behave in an ethical manner. This responsibility cannot be delegated or assumed by the Company.

    * This Code cannot anticipate every possible situation or cover every topic in detail. Most of the topics covered in this Code are explained in greater detail in The Fulton County National Bank & Trust Company Employee Handbook. From time-to-time the Company may establish compliance programs to address specific subjects.
          If you are unclear about a situation, seek guidance before taking action.

    * The standards in this Code do not necessarily take into account all legal requirements. Where more restrictive local laws or requirements exist, those take precedence.

    * Comply with all applicable governmental rules and regulations. Failure to obey laws and regulations violates this Code and may expose both you and the Company to criminal or civil prosecution. Any violation of this Code or other compliance programs may result in corrective action, up to and including termination. The Company may also seek civil remedies from you and even refer criminal misconduct to law enforcement agencies.

    *     You are responsible for reporting suspected violations of this Code.

    * If you have a question about a topic covered in this Code, please review The Fulton County National Bank & Trust Company Employee Handbook. If you still have a concern regarding any unethical or illegal conduct, please contact DoriAnn Hoffman, our Corporate Compliance Officer, or follow the guidelines in the Whistleblower Policy.

Conflicts of Interest

A "conflict of interest" exists any time one faces a choice between what is in his/her personal interest (financial or otherwise) and the interest of the Company. These situations are not always easy to avoid. When a conflict of interest arises, it is important that officers act with great care to avoid even the appearance that their actions were not in the best interest of the Company. If you find yourself in a position where your objectivity may be questioned because of individual interest or family or personal relationships, notify DoriAnn Hoffman, our Corporate Compliance Officer, immediately.

Ownership Interests

Board of Directors approval is required for the Company to do business with a company in which a member of the Board of Directors, an officer, an employee or a family member of a director, officer or employee owns - directly or indirectly
- an interest. If you or a family member own or acquire an interest that is greater than 5% in any company, Board approval is needed:

     * If that company has more than $1,000 in deposits, loans or does more than $1,000 in annual sales of goods or services to the Company or its affiliates; or

     * If you help make that company's purchasing or lending decisions or have a part in payment for the goods and services.

If your ownership interest does not meet any of the above criteria, Board approval is not needed, but you remain obligated to keep the Company's interests first in mind.

Gifts, Meals, Services and Entertainment

One should not request or accept anything that might be used as a means to influence, or even appear to influence, you against the Company's best interests. Personal gifts should not be accepted other than those considered common business courtesies and for which one would reasonably expect to give something similar in return in the normal course of business.

Safeguarding Company Assets/Accuracy of Books and Records

The Company maintains internal controls to provide direction on protecting Company assets and financial accountability. The controls are based upon the following principles.
Do not:

   * Make personal use of Company assets that creates any additional costs for theCompany, interferes with work duties or violates any Company policies;

   *  Allow Company property to be used to help carry out illegal acts;

   *  Manipulate financial accounts, records or reports for personal gain;

   * Maintain off-the-book accounts to facilitate questionable or illegal payments; or

   *  Violate any law or regulation.

Do:

   * Ensure effective internal controls and procedures are designed and implemented;

   *  Prepare project budget proposals with accurate information;

   * Maintain books, accounts and records according to generally accepted accounting principles, using enough detail to reflect accurately and fairly Company transactions;

   * Record transactions in a timely manner, so that no misleading financial information is created. (These transactions include, but are not limited to, income, expense, indebtedness, obligation, reserves and acquisition or disposition of assets, etc.); and

   * Give full, fair, accurate, timely, and understandable disclosure in any and all periodic reports filed with the Securities Exchange Commission.

Insider Trading

Insider trading is a crime that can carry severe penalties. If you know material, confidential information about the Company or any company with whom we have a business relationship and you trade Company securities, such as stocks or bonds, while in possession of that information or tell others about it before it is made public, you may have violated the insider trading laws.

Material information is the type of news that would affect a reasonable investor's decision on whether or not to invest in the Company's stock. Examples include plans to issue securities, sharp changes in earnings patterns, changes in dividend rates, changes in key management personnel, mergers, acquisitions, and important regulatory actions affecting the Company. This policy forbids you from trading not only in Company stock, but also in stock of our suppliers, customers or other companies with whom we have a business relationship while in possession of material inside information learned in the course of your employment at our Company.

We encourage all members of the Board of Directors and officers to invest in our stock. However, if you have access to any information not readily available to the public, you must be very careful when trading stock to be sure you have not traded while in possession of material non-public information. When you have such information:

     * Do not tell anyone not authorized to have the information. A casual remark to a friend may find its way to a broker and eventually to the entire financial community thereby requiring the Company to make a premature or unplanned public announcement. This "tipping" may be illegal and damaging to the Company.

     * In compliance with the Sarbanes-Oxley Act of 2002, do not trade and trading is prohibited in the Company's stock (or that of an applicable outside company) until the news has been made public for a least two full business days.
          Circumstances suggesting the possibility of insider trading may result in an investigation by governmental authorities of the Company and stockbroker records of stock trading transactions.
          This investigation could damage our Company's reputation and result in liability or penalties, including criminal charges and fines against the individual.

     * This policy against insider trading also covers transfers into and out of the Company stock or savings plans and changes in patterns involving purchases of our stock within the plans. However, generally, regular scheduled monthly purchases of the Company stock within plans are not prohibited.

If you are planning to effect a transaction in our securities, you must contact DoriAnn Hoffman, our Corporate Compliance Officer, in advance.

Bribery, Kickbacks and Other Improper Payments

The Company, our Board of Directors, officers and employees must maintain high ethical and professional standards in all dealings.

     * Do not directly or indirectly promise, offer or make payment in money or anything of value to anyone, including a government official, agent or employee of a government, political party, labor organization or business entity or a candidate of a political party, with the intent to induce favorable business treatment or to improperly affect business or governmental decisions.
     * Our Code does not take into account all local legal requirements. Where more restrictive local laws exist, those take precedence.
          In general, the Company does not consider ordinary and reasonable business entertainment or gifts of insubstantial value that are customary and legal in the local market to be improper.

     * Document any entertainment of and gifts to customers and potential customers.

     * Loans are not made by the Company to its Board members, officers or employees. Loans may be made by our banking subsidiaries and will comply with all federal and state laws, statutes and regulations.


                                 ACKNOWLEDGMENT

I, the undersigned, hereby acknowledge that I have received a copy of the FULTON BANCSHARES CORPORATION Code of Ethics. I further certify that I have reviewed the Code of Ethics, and that I understand its provisions and what they require of me. I understand that a violation of this Code of Ethics may result in the termination of my employment and/or a request to resign.




------------------------------      ------------------------------
Date                          Signature




                                    ------------------------------
                                   PRINT NAME




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

                          INDEPENDENT AUDITOR'S CONSENT


Board of Directors and Shareholders
Fulton Bancshares Corporation


          We consent to the incorporation by reference in registration statements (Form SB-2 No. 33-85626) of Fulton Bancshares Corporation of our report dated February 17, 2004, appearing in the 2003 annual report on shareholders incorporated by reference in this Form 10-K of Fulton Bancshares Corporation for the year ended December 31, 2003.




                                        /S/SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 20, 2004


                                                                    EXHIBIT 31.1


                                  CERTIFICATION

I, Clyde H. Bookheimer, certify that:

     1. I have reviewed this annual report on Form 10-K of Fulton Bancshares Corporation;
     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
         (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and
         (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting.
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                           Date:  March 26, 2004
                                                  -----------------------------
                                           By:    /s/Clyde H. Bookheimer
                                                  -----------------------------
                                                  Clyde H. Bookheimer
                                                  President and Chief
                                                  Executive Officer,
                                                  Director

                                                                    EXHIBIT 31.2

                                  CERTIFICATION

I, Doriann Hoffman, certify, that:

     1. I have reviewed this annual report on Form 10-K of Fulton Bancshares Corporation;
     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
         (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and
         (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting.
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                           Date:  March 26, 2004
                                                  -----------------------------
                                           By:    /s/Doriann Hoffman
                                                  -----------------------------
                                                  Doriann Hoffman
                                                  Vice President and Treasurer
                                                  (Chief Financial Officer)
                                                                    EXHIBIT 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of FULTON BANCSHARES CORPORATION (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Clyde H. Bookheimer, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


                                           By:    /s/Clyde H. Bookheimer
                                                  ----------------------
                                                  Clyde H. Bookheimer
                                                  President and Chief
                                                  Executive Officer,
                                                  Director
Dated:  March 26, 2004
        --------------
                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of FULTON BANCSHARES CORPORATION (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, DoriAnne Hoffman, Vice President and Treasurer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


                                           By:    /s/DoriAnn Hoffman
                                                  ------------------------
                                                  DoriAnn Hoffman
                                                  Vice President and Treasurer
                                                  (Chief Financial Officer)

Dated:  March 26, 2004
        ---------------