Form 10-K/A
period 2003-12-31
FULTON BANCSHARES CORP
filed 2004-04-29
CIK 850626

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
                                                     ===============   ==============

                              FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF INCOME
                               Years Ended December 31, 2003, 2002 and 2001

                                                                   2003           2002           2001

Interest Income
Interest and fees on loans                                       $ 6,954,044    $ 7,593,348   $  8,584,709
Interest and dividends on investment securities:
     Other U. S. Government agencies                                 352,657        708,802        587,996
     Mortgage-backed securities                                      126,030        197,870        228,320
     Obligations of state and political subdivisions - tax exempt     75,232        102,247        135,056
     FNMA and FHLMC preferred stock                                  883,931      1,102,811        463,856
     Other interest and dividends                                     77,027        119,954        130,407
Interest on federal funds sold                                             0         11,976         54,335
                                                                 -----------    -----------  -------------
Total interest income                                              8,468,921      9,837,008     10,184,679
                                                                 -----------    -----------  -------------
Interest Expense
Interest on deposits                                               2,132,148      3,289,201      4,470,576
Interest on federal funds purchased                                      726          4,111          2,632
Interest on other borrowed money                                   1,042,110        977,695        959,091
                                                                 -----------    -----------  -------------
Total interest expense                                             3,174,984      4,271,007      5,432,299
                                                                 -----------    -----------  -------------
Net interest income before provision for loan losses               5,293,937      5,566,001      4,752,380

Provision for Loan Losses                                          1,265,000        255,000         15,000
                                                                 -----------    -----------  -------------
Net interest income after provision for loan losses                4,028,937      5,311,001      4,737,380
                                                                 -----------    -----------  -------------
Other Income
Service charges on deposit accounts                                  224,257        208,084        189,186
Other service charges and fees                                       181,804        165,311        108,567
Earnings - Cash surrender value of life insurance                    258,209        258,203        249,418
Trust services                                                        19,133         22,277         19,002
Gain on sale of investment securities                                 86,472            705         57,329
Gain on sale of OREO property                                              0          8,516              0
Gain on sale of loans                                                 24,012              0              0
Other income                                                           9,515         10,544         15,975
                                                                 -----------    -----------  -------------
Total other income                                                   803,402        673,640        639,477
                                                                 -----------    -----------  -------------
Other Expenses
Salaries, fees and employee benefits                               1,707,844      1,727,652      1,559,673
Net occupancy expense of bank premises and
  furniture and equipment expense                                    833,377        746,394        729,435
FDIC insurance premiums                                               17,515         20,386         19,754
Other expenses                                                     1,453,379      1,283,779      1,141,725
                                                                 -----------    -----------  -------------
Total other expenses                                               4,012,115      3,778,211      3,450,587
                                                                 -----------    -----------  -------------
Income before income taxes                                           820,224      2,206,430      1,926,270
Applicable income tax (benefit)                                  (    9,977)        476,878        440,016
                                                                 -----------    -----------  -------------
Net income                                                        $  830,201     $1,729,552   $  1,486,254
                                                                 ===========    ===========  =============
Earnings per common share                                         $     1.68     $     3.51   $       3.02
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
                                        ==========     ===========    ============    =============   ===========   =============


                          FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years Ended December 31, 2003, 2002 and 2001

                                                       2003            2002              2001

Cash flows from operating activities:
  Net income                                        $   830,201       $ 1,729,552       $ 1,486,254
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Compensation via treasury stock issued                245             1,800               837
    Depreciation and amortization                       385,655           333,070           365,722
    Investment amortization (accretion)                  27,494       (   362,634)     (     40,657)
    Provision for loan losses                         1,265,000           255,000            15,000
    Deferred income taxes                          (    378,030)      (    78,685)     (     82,580)
    Increase in CSV - life insurance               (    219,131)      (   226,892)     (    218,143)
    Gain on sale of investment securities          (     86,472)      (       705)     (     57,330)
    Gain on sale of OREO property                             0       (     8,516)                0
    Gain on sale of student loans                  (    24,012)                 0                 0
    (Increase) decrease in other assets                  18,048       (   188,524)     (     17,375)
    (Increase) decrease in interest receivable          282,447       (    36,284)           62,578
    Decrease in interest payable                   (     59,125)      (   111,019)     (     77,655)
    Increase in other liabilities                       227,194           211,180           180,119
                                                    -----------        ----------       -----------
Net cash provided by operating activities             2,269,514         1,517,343         1,616,770
                                                    -----------        ----------       -----------
Cash flows from investing activities:
  Sales of investment securities available for sale   6,299,942           825,158         2,750,981
  Maturities of investment securities available
    for sale                                         20,568,343        20,021,820        16,059,038
  Purchases of investment securities available
    for sale                                       ( 19,867,112)     ( 27,077,051)     ( 26,087,480)
  Net (increase) decrease in loans                    2,716,329      (  4,077,176)     (  1,612,142)
  Purchases of property and equipment              (    206,891)     (    596,779)     (    388,392)
  Purchases of FRB, ACBB and FHLB stock            (    295,500)     (  1,123,600)     (    270,000)
  Redemptions of FRB, ACBB and FHLB stock               666,600           452,500           421,300
  Purchases of officers' life insurance            (    353,000)                0                 0
  Proceeds from the sale of OREO property                     0           332,684                 0
  Proceeds from sale of student loans                 1,683,784                 0                 0
                                                    -----------        ----------       -----------
Net cash provided (used) by investing activities     11,212,495      ( 11,242,444)     (  9,126,695)
                                                    -----------        ----------       -----------
Cash flows from financing activities:
  Net increase (decrease) in deposits             (   1,900,547)     (  4,013,003)       11,906,739

  Dividends paid                                  (     517,450)     (    502,626)     (    468,110)

  Net increase (decrease) in line-of-credit
    borrowings                                    (  12,425,000)       13,925,000      (  2,675,000)
                                                    -----------        ----------       -----------
Net cash provided (used) by financing activities  (  14,842,997)        9,409,371         8,763,629
                                                    -----------        ----------       -----------
Net increase (decrease) in cash and cash
   equivalents                                    (   1,360,988)     (    315,730)        1,253,704

Cash and cash equivalents at beginning of year        5,213,690         5,529,420         4,275,716
                                                    -----------        ----------       -----------
Cash and cash equivalents at end of year           $  3,852,702      $  5,213,690      $  5,529,420
                                                    ===========        ==========       ===========





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