Form 10-Q
period 2004-03-31
FULTON BANCSHARES CORP
filed 2004-05-12
CIK 850626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2004
Commission file number:  33-850626


                    FULTON BANCSHARES CORPORATION
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                               25-1598464
----------------------------------------           --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania                                      17233
----------------------------------------           --------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including
 area code:                                              (717) 485-3144
                                                   --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at April 30, 2004
-----------------------------------      -------------------------------
(Common stock, .625 par value)                        492,800



Page 1 of 25
                          FULTON BANCSHARES CORPORATION

                                      INDEX



                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - March 31, 2004
     and December 31, 2003                                         4
   Condensed consolidated statements of income - three months
     ended March 31, 2004 and 2003                                 5
   Condensed consolidated statements of comprehensive income -
     three months ended March 31, 2004 and 2003                    6
   Condensed consolidated statements of cash flows - three
     months ended March 31, 2004 and 2003                          7
   Notes to condensed consolidated financial statements        8 - 9

   Management's discussion and analysis of financial
     condition and results of operations                     10 - 15

PART II - OTHER INFORMATION                                       17

   Signatures                                                     18

   Exhibits                                                  19 - 25

                         PART I - FINANCIAL INFORMATION

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,      December 31,
                                                               2004             2003*
                                                            (Unaudited)
                                                                   (000 Omitted)
ASSETS
Cash and due from banks                                         $   5,250      $     3,853
Available-for-sale securities                                      30,676           29,680
Federal Reserve, Atlantic Central Bankers Bank,
   Federal Home Loan Bank, at cost which
   approximates market                                              1,286            1,401
Loans, net of allowance for loan losses                            99,934          101,389
Bank building, equipment, furniture & fixtures, net                 3,688            3,759
Accrued interest/dividends receivable                                 728              657
Cash surrender value of life insurance                              5,282            5,230
Other assets                                                        1,536            1,775
                                                                ---------      -----------
          Total assets                                          $ 148,380      $   147,744
                                                                =========      ===========

LIABILITIES
Deposits:
   Noninterest-bearing deposits                                 $  14,219      $    13,925
   Interest-bearing deposits:
      Savings deposits                                             39,015           36,131
      Time deposits                                                59,570           61,069
                                                                ---------      -----------
          Total deposits                                          112,804          111,125
Accrued interest payable                                              166              255
Other borrowed money                                               17,150           18,825
Other liabilities                                                   1,347            1,261
                                                                ---------      -----------
          Total liabilities                                       131,467          131,466
                                                                ---------      -----------

STOCKHOLDERS' EQUITY
Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 495,000 shares
   issued                                                             309              309
Surplus                                                             2,051            2,051
Retained earnings                                                  14,746           14,576
Net unrealized gains/(losses) available - for-sale
   securities                                                  (      105)   (        570)
Treasury stock:  2,185 and 2,185 shares,
   respectively, at cost                                       (       88)   (         88)
                                                                ---------      -----------
          Total stockholders' equity                               16,913           16,278
                                                                ---------      -----------
          Total liabilities and
             stockholders' equity                               $ 148,380      $   147,744
                                                                =========      ===========

* Condensed from audited financial statements







              The accompanying notes are an integral part of these
                         condensed financial statements.

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004            2003
                                                            (000 Omitted)

Interest & Dividend Income                               $   1,608       $   1,798
   Interest & fees on loans
   Interest & dividends on investment
      securities:
      U.S. Government securities                                67             140
      Obligations of state & political
         subdivisions                                           52              23
   Other interest & dividend income                            189             344
                                                         ---------       ---------
           Total interest & dividend income                  1,916           2,305
                                                         ---------       ---------
Interest Expense
   Interest on deposits                                        498             575
   Interest on other borrowed money                            236             274
                                                         ---------       ---------
          Total interest expense                               734             849
                                                         ---------       ---------

          Net interest income before
             provision for loan losses                       1,182           1,456
Provision for loan losses                                        0              30
                                                         ---------       ---------

Net interest income after provision
   for loan losses                                           1,182           1,426
                                                         ---------       ---------

Other Income
   Service charges on deposit accounts                          45              55
   Other fee income                                             31              74
   Other noninterest income                                     83              65
   Securities gains (losses)                                     4               0
                                                         ---------       ---------
          Total other income                                   163             194
                                                         ---------       ---------
Other Expense
   Salaries and employee benefits                              431             398
   Fixed asset expenses (including
      depreciation)                                            212             216
   FDIC insurance premiums                                       4               5
   Other noninterest expenses                                  367             350
                                                         ---------       ---------
          Total other expenses                               1,014             969
                                                         ---------       ---------

          Net income before income taxes                       331             651
Applicable income taxes                                         48             144
                                                         ---------       ---------
          Net income                                     $     283       $     507
                                                         =========       =========
Weighted average number of shares
   Outstanding                                           $ 492,815       $ 492,810

Net income per share                                     $     .57       $    1.03
Cash dividends declared per share                        $     .23       $    0.23


              The accompanying notes are an integral part of these
                         condensed financial statements.
Page 5 of 25

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 and 2003
                                   (UNAUDITED)

                                                   2004        2003

Net income                                          $   283     $   507

Unrealized gain (loss) on investments
   available for sale, net of tax                       465    (      1)

Reclassification adjustment for gains
   (losses) included in net income                        4           0
                                                    -------     -------

Comprehensive income                                $   752     $   506
                                                    =======     =======






























              The accompanying notes are an integral part of these
                         condensed financial statements.

Page 6 of 25
        FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003
                                   (UNAUDITED)

                                                             2004          2003
Cash flows from operating activities:
   Net income                                              $    283       $    507
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                             108             91
      Provision for loan losses                                   0             30
      Other - Net                                          (    158)     (    379)
                                                           ---------      --------
Net cash provided by operating activities                       233            249
                                                           ---------      --------

Cash flows from investing activities:
   Purchase of investment securities -
      Available-for-sale                                   (  3,523)     (  1,995)
   FHLB stock redemption/(purchase)                        (    115)     (     62)
   Sales of available-for-sale securities                     1,004              0
   Maturities of available-for-sale securities                2,213          6,747
   Net (increase) decrease in loans                           1,455            346
   Purchases of & deposits on bank premises
      and equipment - net                                  (     18)     (     43)
   Proceeds - Sale of OREO                                       27              0
                                                           ---------      --------
Net cash provided (used) by investing activities              1,273          4,993
                                                           ---------      --------

Cash flows from financing activities:
Net increase (decrease) in deposits                           1,679      (  2,828)
Dividends paid                                             (    113)     (    113)
Net increase (decrease) in other borrowed money            (  1,675)     (  3,525)
                                                           ---------      --------
Net cash provided (used) by financing activities           (    109)     (  6,466)
                                                           ---------      --------
Net increase (decrease) in cash and cash
   equivalents                                                1,397      (  1,224)

Cash and cash equivalents, beginning balance                  3,853          5,214
                                                           ---------      --------

Cash and cash equivalents, ending balance                  $  5,250       $  3,990
                                                           =========      ========

 Supplemental disclosure of cash flows
    information:
 Cash paid during the period for:
 Interest                                                  $    823       $    966
 Income taxes                                                     0              0

 Supplemental schedule of noncash investing and
    financing activities:
 Change in net unrealized gain on investments
    available for sale (net of deferred taxes)                  465      (       1)
 Transfer to OREO                                                 0              0





              The accompanying notes are an integral part of these
                         condensed financial statements.

 Page 7 of 25
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
          Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.   Basis of Presentation

          The financial information presented at and for the three months ended March 31, 2004 and 2003 is unaudited. Information presented at December 31, 2003 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Page 8 of 25
Note 5.   Other Commitments

          In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the Corporation does not anticipate any losses as a result of these transactions.

Note 6.   Investment Securities

          The carrying amounts of investment securities and their approximate fair values at March 31, 2004 were as follows:

                             Amortized        Gross            Gross         Fair Value
                               Cost         Unrealized       Unrealized
                                              Gains           (Losses)

Debt securities available for sale:

FNMA/FHLMC non -
   cumulative
   preferred stocks       $ 11,653,669    $          0    ($   322,244)    $ 11,331,425
State & municipal
   Securities                5,395,371          96,380    (      5,292)       5,486,459
U.S. Government
   Agencies                 10,743,081          66,263               0       10,809,344
Mortgage-backed
   Securities                2,911,313           7,128    (      4,596)       2,913,845
Equity securities              132,000           5,400    (      2,500)         134,900
                          ------------    ------------     -----------     ------------
                          $ 30,835,434    $    175,171    ($   334,632)    $ 30,675,973
                          ============    ============     ===========     ============

        There were no securities categorized "Held-to-maturity" or "Trading" at March 31, 2004.

Note 7. Comprehensive Income

        Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

        Consequently, a "Statement of Comprehensive Income" has been included in this filing.

Page 9 of 25
                          FULTON BANCSHARES CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     Net after tax income for the first quarter of 2004 was $ 283,000 compared to $ 507,000 for the same period in 2003, representing a decrease of $ 224,000, or 44.2%. Net income on an adjusted per share basis for the first three months of 2004 was $ 0.57 compared to $ 1.03 per share realized during the first quarter of 2003.

INTEREST INCOME

     Interest income for the first quarter of 2004 was $ 1,916,000 compared to $ 2,305,000 earned during the same period in 2003, for a decrease of $ 389,000, or 16.9%. The decrease was due primarily to a significant decrease in the average balance of loans and investments in 2004 compared to the same period in 2003. Management expects moderate growth in the average balance of loans and investments during the rest of 2004. Management also expects average rates earned on loans and investments to increase slowly over the rest of 2004.

INTEREST EXPENSE

     Interest expense for the first quarter of 2004 was $ 734,000, a decrease of $ 115,000, or 13.5%. The decrease was due primarily to a significant decrease in the average balance of time deposits, which typically pay higher yields, and a decrease in interest rates paid on deposits and short-term borrowings. Management expects to control growth in the average balance of time deposits and concentrate on increasing noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits. Management also expects average rates paid on deposits to slowly increase over the rest of 2004.

NET INTEREST MARGIN

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

     The net interest margin for the first quarter of 2004 was 3.57% compared to 4.00% for the first quarter of 2003. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

     First quarter 2004 noninterest income decreased to $ 163,000 from $ 194,000, or 16.0%. Service charges on deposits decreased $ 10,000, or 18.2%, primarily due to a decrease in overdraft charges. Other fee income decreased
$ 43,000, or 58.1%, primarily due to decreases in fee income on the sale of mortgage loans to the Federal Home Loan Bank and fee income from a partnership with a title insurance company. Other noninterest income increased $ 18,000, or 27.7%, primarily due to a $ 13,000 gain on sale of student loans and a $ 4,000 gain on sale of other real estate owned. Securities gains of $ 4,000 were reported during the first quarter of 2004 while no securities gains or losses were reported for the same period in 2003.

NONINTEREST EXPENSE

     Noninterest expenses for the first quarter of 2004 totaled $ 1,014,000, an increase of $ 45,000, or 4.6%, over the $ 969,000 for the first quarter of 2003. Salaries and employee-related expenses increased $ 33,000, or 8.3%, primarily due to merit pay increases and temporary full-time training of part-time staff.. Fixed asset expenses decreased less than 1.0%. Other noninterest expenses increased by $ 16,000, or 4.5%, primarily due to increases in data processing, deferred director compensation, printing and supplies, and repossession and collections costs.

INCOME TAXES

     The income tax provision for the first quarter of 2004 was $ 48,000 compared to $ 144,000 for the first quarter of 2003. Effective tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were as follows:

                               Three Months Ended
                                    March 31

                      2004                 2003
                      14.5%              22.1%

     Applicable income taxes changed between 2003 and 2004 because of changes in pretax accounting income and taxable income. The decrease in the effective income tax rate for 2004 was primarily due to a significant decrease in pretax accounting income in which taxable income was reduced further by tax-exempt interest, the dividends received deduction for FNMA/FHLMC preferred stock and non-taxable cash surrender value of life insurance.

PROVISION FOR LOAN LOSSES

     No provision for loan losses was made for the first three months of 2004 compared with $ 30,000 for the first three months of 2003. Provisions were based on management's evaluation of the adequacy of the reserve for possible loan losses at March 31, 2004 and 2003 and represents amounts deemed necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. Management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

     A summary of the allowance for loan losses is as follows:

              ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                            (In 000's)

                                                   March 31,      March 31,
                                                     2004           2003

Allowance for loan losses
   Beginning of period                            $   1,900    $   1,031
                                                  ---------    ---------

   Loans charged-off during the period:
      Real estate loans                                   0            0
      Installment loans                                  12            7
      Commercial and all other loans                      0            0
                                                  ---------    ---------
         Total charge-offs                               12            7
                                                  ---------    ---------

   Recoveries of loans previously charged-off:
      Real estate loans                                   1            0
      Installment loans                                   4            3
      Commercial and all other loans                      0            0
                                                  ---------    ---------
          Total recoveries                                5            3
                                                  ---------    ---------

Net loans (charged-off) recovered                 (       7)   (       4)
Provision for loan losses charged to operations           0           30
                                                  ---------    ---------
Allowance for loan losses - end of period         $   1,893    $   1,057
                                                  =========    =========

       Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at March 31:

                               NONPERFORMING LOANS
                                   (In 000's)

                                       90 Days or More
                                     Past Due and Still
                                          Accruing             Nonaccrual Status
                                      2004        2003         2004         2003
Real estate loans                  $    182    $  1,269     $  3,289     $  1,515
Installment loans                         0          11           75            0
Commercial and all other loans            0       1,151          771           37
                                   --------    --------     --------     --------
   Total loans                     $    182    $  2,431     $  4,135     $  1,552
                                   ========    ========     ========     ========


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

     Business lines of credit over $ 75,000, agribusiness borrowers with lending relationships over $ 250,000 and commercial borrowers with lending relationships over $ 500,000 are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified as substandard are individually reviewed. Allocations to the allowance for loan losses are based upon classifications assigned to those specific loans.

     Loan classifications utilized are based on past experience and are as follows:

                              Allowance Factors
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

FINANCIAL CONDITION

     Assets

     Total assets on March 31, 2004 were $ 148,380,000 compared to $ 147,744,000 at December 31, 2003, an increase of 0.4%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on March 31, 2004 stood at $ 99,934,000, a decrease of 1.4% from $ 101,389,000 on December 31, 2003. The loan loss reserve at March 31, 2004 was $ 1,893,000 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

     Liabilities

     Total deposits increased 1.5% to $ 112,804,000 as of March 31, 2004 compared with $ 111,125,000 at December 31, 2003. Noninterest-bearing demand deposits increased 2.1% and interest-bearing savings deposits increased 8.0%, while interest-bearing time deposits decreased 2.5%.

     Capital

     Stockholders' equity was $ 16,913,000 at March 31, 2004 compared with
$ 16,278,000 at December 31, 2003, an increase of 3.90%. Accumulated earnings and a $ 465,000 decrease in net unrealized losses (net of tax effect) for the first quarter of 2004 were partially offset by dividends declared and paid of $ 113,000. Total stockholders' equity represented 11.40% of total assets at March 31, 2004. Cash dividends of $0.23 were paid the first quarter of 2004 and 2003. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 2% of its shares of outstanding common stock. Additionally, on December 18, 2003, the company announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 1,000 shares of outstanding common stock. As of March 31, 2004, the company had repurchased 2,185 shares, representing 0.44% of its shares of outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.


REGULATORY CAPITAL

       The company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at March 31, 2004 is as follows:


                                                 Fulton     Regulatory
                                               Bancshares    Minimum
                                               Corporation Requirements

Leverage ratio                                    11.6%            4.0%
Risk based capital ratios:
Tier I (core capital)                             16.0%            4.0%
Combined tier I and tier II (core
  capital plus allowance for loan losses)         17.3%            8.0%

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

                                                   Balance Sheets Condensed
                                                            Average
                                                First Quarter      First Quarter
                                                    2004               2003

            ASSETS
Federal funds sold                                  $        0          $        0
Securities available for sale                           30,530              36,868
Other investments                                        1,335               1,798
Loans                                                  102,726             108,102
                                                    ----------         -----------
          Total interest-earning assets                134,591             146,768
Cash and due from banks                                  4,200               3,749
Bank premises and equipment                              3,734               3,913
All other assets                                         6,468               5,987
Allowance for loan losses                          (     1,901)       (     1,038)
                                                    ----------         -----------
          Total assets                              $  147,092          $  159,379
                                                    ==========         ===========
            LIABILITIES
Interest-bearing deposits in
   domestic offices                                 $   97,426          $   97,081
Federal funds purchased                                    250                   0
Other short-term borrowings                             18,714              29,496
                                                    ----------         -----------
           Total interest-bearing
              liabilities                              116,390             126,577
Noninterest-bearing deposits                            13,675              14,835
All other liabilities                                      426               1,058
                                                    ----------         -----------
          Total liabilities                            130,491             142,470
                                                    ----------         -----------
            STOCKHOLDERS' EQUITY
Common stockholders' equity                             16,923              16,638
Net unrealized holding losses, net of tax          (       322)                271
                                                    ----------         -----------
          Total stockholders' equity                    16,601              16,909
                                                    ----------         -----------
          Total liabilities and
             stockholders' equity                   $  147,092          $  159,379
                                                    ==========         ===========

CONTROLS AND PROCEDURES

The company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, the company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the company's internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2004.

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







Date  May 12, 2004                      /s/Clyde H. Bookheimer
      -------------                     ----------------------------------
                                         Clyde H. Bookheimer,
                                         President and Chief
                                         Executive Officer




Date  May 12, 2004                      /s/Doriann Hoffman
      -------------                     ----------------------------------
                                        Doriann Hoffman, Vice
                                        President (Chief
                                        Financial Officer)

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
Page 19 of 25


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



Date:     May 12, 2004                  By:  /s/Clyde H. Bookheimer
          -------------                 ----------------------------------
                                        Clyde H. Bookheimer,
                                        President and Chief
                                        Executive Officer, Director

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


Date:     May 12, 2004             By:  /s/Doriann Hoffman
          -------------                 ----------------------------------
                                        Doriann Hoffman
                                        Vice President and
                                        Treasurer
                                        (Chief Financial Officer)

                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clyde H. Bookheimer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/  Clyde H. Bookheimer
                                    --------------------------------
                                    Clyde H. Bookheimer
                                    President and Chief Executive
                                    Officer, Director
Dated:  May 12, 2004
        ------------

                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Doriann Hoffman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/  DoriAnn Hoffman
                                    -----------------------------------
                                    DoriAnn Hoffman
                                    Vice President and Treasurer
                                    (Chief Financial Officer)

Dated:  May 12, 2004
        -------------

                                                                      Exhibit 99


                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of March 31, 2004 and the related consolidated statements of income and comprehensive income for the three and nine month periods ended March 31, 2004 and 2003, and consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the corporation's management.

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


Chambersburg, Pennsylvania
May 10, 2004