Form 10-Q
period 2004-06-30
FULTON BANCSHARES CORP
filed 2004-08-17
CIK 850626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2004
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

             Yes   X    No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

             Yes        No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at August 3, 2004
(Common stock, .625 par value)                        492,790















                                  Page 1 of 32
                          FULTON BANCSHARES CORPORATION

                                      INDEX



                                                                Page

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

     Condensed consolidated balance sheets - June 30, 2004
       and December 31, 2003                                       4
     Condensed consolidated statements of income - three months
       ended June 30, 2004 and 2003                                5
     Condensed consolidated statements of comprehensive income -
       three months ended June 30, 2004 and 2003                   6
     Condensed consolidated statements of income - six months
       ended June 30, 2004 and 2003                                7
     Condensed consolidated statements of comprehensive income -
       six months ended June 30, 2004 and 2003                     8
     Condensed consolidated statements of cash flows - six
       months ended June 30, 2004 and 2003                         9
     Notes to condensed consolidated financial statements    10 - 12

   Item 2 - Management's discussion and analysis of financial
     condition and results of operations                     13 - 21

   Item 3 - Quantitative and qualitative disclosures about
     market risk                                                  21

   Item 4 - Controls and procedures                               21

PART II - OTHER INFORMATION                                       22

   Item 1 - Legal proceedings                                     23

   Item 2 - Changes in securities, use of proceeds, and issuer
     purchase of equity securities                                23

   Item 3 - Defaults upon senior securities                       23

   Item 4 - Submission of matters to a vote of security holders   23

   Item 5 - Other information                                     23

   Item 6 - Exhibits and reports on Form 8-K                      24

   Signatures                                                     25

   Exhibits                                                  26 - 32









                                  Page 2 of 32
                         PART I - FINANCIAL INFORMATION

















































                                  Page 3 of 32
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,      December 31,
                                                          2004           2003*
                                                      (Unaudited)
                                                             (000 Omitted)
ASSETS
Cash and due from banks                                   $   4,390     $     3,853
Federal funds sold                                            1,250               0
Available-for-sale securities                                27,740          29,680
Federal Reserve, Atlantic Central Bankers Bank,               1,058           1,401
   Federal Home Loan Bank, at cost which
   approximates market
Loans, net of allowance for loan losses                      97,800         101,389
Bank building, equipment, furniture & fixtures, net           3,742           3,759
Accrued interest/dividends receivable                           673             657
Cash surrender value of life insurance                        5,334           5,230
Other real estate owned                                       1,616               0
Other assets                                                  1,718           1,775
                                                          ---------     -----------
          Total assets                                    $ 145,321     $   147,744
                                                          =========     ===========
LIABILITIES
Deposits:
   Noninterest-bearing deposits                           $  16,808     $    13,925
   Interest-bearing deposits:
      Savings deposits                                       37,368          36,131
      Time deposits                                          58,701          61,069
                                                          ---------     -----------
          Total deposits                                    112,877         111,125
Accrued interest payable                                        167             255
Other borrowed money                                         15,000          18,825
Other liabilities                                             1,407           1,261
                                                          ---------     -----------
          Total liabilities                                 129,451         131,466
                                                          ---------     -----------

STOCKHOLDERS' EQUITY
Capital stock, common, par value - $ 0.625;
   4,000,000 shares authorized; 495,000 shares
   issued                                                       309             309
Surplus                                                       2,051           2,051
Retained earnings                                            14,777          14,576
Net unrealized gains/(losses) available - for-sale
   securities                                            (    1,178)  (        570)
Treasury stock:  2,210 and 2,185 shares,
   respectively, at cost                                 (       89)  (         88)
                                                          ---------     -----------
          Total stockholders' equity                         15,870          16,278
                                                          ---------     -----------
          Total liabilities and
             stockholders' equity                         $ 145,321     $   147,744
                                                          =========     ===========

* Condensed from audited financial statements





              The accompanying notes are an integral part of these
                    condensed financial statements.

                                  Page 4 of 32

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                         2004           2003
                                                        (000 Omitted, except
                                                         for per share data)
Interest & Dividend Income                               $   1,571      $   1,679
   Interest & fees on loans
   Interest & dividends on investment securities:
      U.S. Government securities                               118             70
      Obligations of state & political
         subdivisions                                           52             14
   Interest on federal funds sold                                4              0
   Other interest & dividend income                            133            272
                                                         ---------      ---------
      Total interest & dividend income                       1,878          2,035

Interest Expense
   Interest on deposits                                        516            537
   Interest on other borrowed money                            214            270
                                                         ---------      ---------
      Total interest expense                                   730            807
                                                         ---------      ---------
      Net interest income before provision
         for loan losses                                     1,148          1,228
Provision for loan losses                                        0            205
                                                         ---------      ---------
Net interest income after provision
   For loan losses                                           1,148          1,023
                                                         ---------      ---------
Other Income
   Service charges on deposit accounts                          45             57
   Other fee income                                             42             52
   Other non-interest income                                    76             90
   Securities gains (losses)                                     6            150
      Total other income                                       169            349
                                                         ---------      ---------
Other Expense
   Salaries and employee benefits                              482            411
    Fixed asset expenses (including depreciation)              205            188
    FDIC insurance premiums                                      4              4
    Other noninterest expenses                                 398            367
                                                         ---------      ---------
        Total other expnese                                  1,089            970
                                                         ---------      ---------
        Net income before income taxes                         228            402
Applicable income taxes                                         82            120
                                                         ---------      ---------
        Net income                                       $     146      $     282
                                                         =========      =========
 Weighted average number of shares outstanding             492,801        492,810
 Net income per share                                    $    0.30      $    0.57
 Cash dividends declared per share                       $    0.23      $    0.23




              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 32
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                2004         2003
                                                  (000 Omitted)

Net income                                      $    146    $     282

Unrealized gain (loss) on
   investments available for sale,
   net of tax                                  (   1,073) (        7)

Reclassification adjustment for gains
   (losses) included in net income                     6          150
                                                --------    ---------
Comprehensive income (loss)                    ($    921)   $     425
                                                ========    =========


































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 32
        FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     Six Months Ended June 30, 2004 and 2003
                                   (UNAUDITED)

                                                         2004           2003
                                                      (000 Omitted, except for
                                                           per share data)
Interest & Dividend Income                                $   3,179     $   3,477
  Interest & fees on loans
  Interest & dividends on investment securities:
     U.S. Government securities                                 185           210
     Obligations of state & political subdivisions              104            37
  Interest on federal funds sold                                  4             0
  Other interest & dividend income                              322           616
                                                          ---------     ---------
        Total interest & dividend income                      3,794         4,340
                                                          ---------     ---------
Interest Expense
  Interest on deposits                                        1,014         1,112
  Interest on federal funds purchased                             0             0
  Interest on other borrowed money                              450           544
                                                          ---------     ---------
        Total interest expense                                1,464         1,656
                                                          ---------     ---------
        Net interest income before provision
           for loan losses                                    2,330         2,684
Provision for loan losses                                         0           235
                                                          ---------     ---------
Net interest income after provision for loan losses           2,330         2,449
                                                          ---------     ---------
Other Income
  Service charges on deposit accounts                            90           112
  Other fee income                                               73           126
  Other non-interest income                                     159           155
  Securities gains (losses)                                      10           150
                                                          ---------     ---------
        Total other income                                      332           543
                                                          ---------     ---------
Other Expense
  Salaries and employee benefits                                913           809
  Fixed asset expenses (including depreciation)                 417           404
  FDIC insurance premiums                                         8             9
  Other noninterest expenses                                    765           717
                                                          ---------     ---------
        Total other expenses                                  2,103         1,939
                                                          ---------     ---------
        Net income before income taxes                          559         1,053
Applicable income taxes                                         130           264
                                                          ---------     ---------
        Net income                                              429     $     789
                                                          =========     =========
Weighted average number of shares outstanding               492,808       492,810
Net income per share                                      $    0.87     $    1.60
Cash dividends declared per share                         $    0.46     $    0.46










              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 7 of 32

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                             2004         2003
                                               (000 Omitted)

Net income                                 $     429     $     789

Unrealized gain (loss) on
   investments available for sale,
   net of tax                              (     608)  (        8)

Reclassification adjustment for gains
   (losses) included in net income                10           150
                                            --------     ---------
Comprehensive income (loss)                ($    169)    $     931

































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 8 of 32
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (UNAUDITED)

                                                       2004          2003
                                                          (000 Omitted)
Cash flows from operating activities:
  Net income                                         $     429       $     789
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                         197             182
     Provision for loan losses                               0             235
     Gain on sale - Securities                      (       10)     (      150)
     Gain on sale - OREO                            (       12)              0
     Gain on sale - loans                           (       13)              0
     Other - Net                                           102             237
                                                     ---------       ---------
Net cash provided by operating activities                  693           1,293
                                                     ---------       ---------
Cash flows from investing activities:
  Purchase of investment securities -
    Available-for-sale                              (    3,523)     (    5,503)
  Redemption of Federal Home Loan Bank Stock               343              28
  Sales of available-for-sale securities                 1,080           1,614
  Maturities of available-for-sale securities            3,451          10,852
  Net decrease (increase) in loans                       3,602           2,035
  (Purchase)/Sale of OREO                           (    1,398)     (       53)
  Purchases of & deposits on bank premises
    and equipment - net                             (      160)     (      107)
  Purchase of directors and officers life                    0      (      353)
insurance
                                                     ---------       ---------
Net cash provided (used) by investing activities         3,395           8,513
                                                     ---------       ---------
Cash flows from financing activities:
  Net increase (decrease) in deposits                    1,752      (    2,410)
  Purchase of treasury stock                        (        1)              0
  Dividends paid                                    (      227)     (      226)
  Net increase (decrease) in other borrowed money   (    3,825)     (    5,850)
                                                     ---------       ---------
Net cash provided (used) by financing activities    (    2,301)     (    8,486)
                                                     ---------       ---------
Net increase (decrease) in cash and cash                 1,787           1,320
equivalents
                                                     ---------       ---------
Cash and cash equivalents, beginning balance             3,853           5,214
                                                     ---------       ---------
Cash and cash equivalents, ending balance            $   5,640       $   6,534
                                                     =========       =========
Supplemental disclosure of cash flows
information:
Cash paid during the period for:
Interest                                             $   1,552       $   1,685
Income taxes                                                 0             327

Supplemental schedule of noncash investing
 and financing activities:
  Change in unrealized gain (loss) on investments
    available for sale (net of deferred taxes)      (      608)     (       8)





              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 9 of 32
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)

          Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the six months ended June 30, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.   Basis of Presentation

          The financial information presented at and for the six months ended June 30, 2004 and 2003 is unaudited. Information presented at December 31, 2003 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with notes to the financial statements contained in the 2003 Annual Report to Stockholders.

          In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Readers should carefully review the risk factors described in other documents the Fulton Bancshares Corporation files from time to time with the Securities and Exchange Commission.

Note 2.   Principles of Consolidation

          The consolidated financial statements include the accounts of the Fulton Bancshares Corporation and its wholly-owned subsidiaries, Fulton County National Bank & Trust Company and the Fulton County Community Development Corporation (together, the "Corporation"). All significant intercompany transactions and accounts have been eliminated.





                                  Page 10 of 32
Note 3.   Cash Flows

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

Note 6.   Investment Securities

          The carrying amounts of investment securities and their approximate fair values at June 30, 2004 were as follows:

                              Amortized        Gross           Gross        Fair Value
                                 Cost       Unrealized      Unrealized
                                               Gains         (Losses)

     Debt securities available for sale:

     FNMA/FHLMC non -
        cumulative
        preferred stocks     $ 11,654,968     $        0     ($ 1,551,443)  $ 10,103,525
     State & municipal
        Securities              5,395,136         34,059     (    124,583)     5,304,612
     U.S. Government
        Agencies                9,743,435              0     (     81,022)     9,662,413
     Mortgage-backed
        Securities              2,668,612          2,275     (     58,793)     2,612,094
     Equity securities             61,547              0     (      5,304)        56,245
                             ------------     ----------     -------------  ------------
                             $ 29,523,700     $   36,334     ($ 1,821,145)  $ 27,738,889
                             ============     ==========     =============  ============


        There were no securities categorized "Held-to-maturity" or "Trading" at June 30, 2004.


                                  Page 11 of 32


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

















































                                  Page 12 of 32
                          FULTON BANCSHARES CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview

     Net after tax income for the first six months of 2004 was $ 429,000 compared to $ 789,000 for the same period in 2003, representing a decrease of $ 360,000, or 45.6%. Net income on an adjusted per share basis for the first six months of 2004 was $ 0.87 compared to $ 1.60 per share realized during the first six months ended June 30, 2003.

     Net Interest Income

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

     The net interest margin for the first six months of 2004 was 3.56% compared to 3.72% for the first six months of 2003. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

                   Second Quarter 2004 vs. Second Quarter 2003

     Interest income for the second quarter of 2004 was $ 1,878,000 compared to $ 2,035,000 earned during the same period in 2003, for a decrease of $ 157,000, or 7.7%. The decrease was due primarily to a significant decrease in the average balance of loans and investments in 2004 compared to the same period in 2003.

     The average balance of loans during the second quarter of 2004 was $ 100,595,000 versus $ 108,683,000 for the same quarter of 2003, a decline of $ 8,088,000, or 9.26%. Similarly, the average balance of investments (including federal funds sold) dropped from $ 34,319,000 for the second quarter 2003 to $ 30,909,000 for the second quarter of 2004, a decline of 9.94%.

     Management expects moderate growth in the average balance of loans and investments during the rest of 2004. Management also expects average rates earned on loans and investments to increase slowly over the rest of 2004.






                                  Page 13 of 32
     Interest expense for the second quarter of 2004 was $ 730,000, a decrease of $ 77,000, or 9.5%. The decrease was due primarily to a decrease in the average balance of time deposits, which typically pay higher yields, and a decrease in interest rates paid on deposits and short-term borrowings. Management expects to control growth of time deposits and concentrate on increasing noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Management also expects average rates paid on deposits to slowly increase over the rest of 2004.

     Net interest income (before the provision for loan losses) for the second quarter of 2004 totaled $ 1,148,000, down $ 80,000, or 6.5%, from the second quarter of 2003.

                       Six Months 2004 vs. Six Months 2003

     Interest income for the first six months of 2004 was $ 3,794,000 compared to $ 4,340,000 earned during the same period in 2003, for a decrease of $ 546,000, or 12.6%. The decrease was due primarily to a significant decrease in the average balance of loans and investments in 2004 compared to the same period in 2003, consistent with the second quarter results described above. In addition, the Corporation sold approximately $ 5 million in FNMA/FHLMC preferred stocks in the fourth quarter of 2003, which impacts the average balances for the six month periods ended June 30, 2004 versus 2003. Management expects moderate growth in the average balance of loans and investments during the rest of 2004. Management also expects average rates earned on loans and investments to increase slowly over the rest of 2004.

     Interest expense for the first six months of 2004 was $ 1,464,000, a decrease of $ 192,000, or 11.6%. The decrease was due primarily to a decrease in the average balance of time deposits, which typically pay higher yields, and a decrease in interest rates paid on deposits and short-term borrowings. Management expects to control growth of time deposits and concentrate on increasing noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Management also expects average rates paid on deposits to slowly increase over the rest of 2004.

     Other Income

                   Second Quarter 2004 vs. Second Quarter 2003

     Second quarter 2004 other income decreased to $ 169,000 from $ 349,000, or 51.6%. Service charges on deposits decreased $ 12,000, or 21.1%, primarily due to a decrease in overdraft charges. Other fee income decreased $10,000, or 19.2%, primarily due to decreases in fee income on the sale of mortgage loans to the Federal Home Loan Bank and fee income from title insurance. Other noninterest income decreased $ 14,000, or 15.6%, primarily due to a $ 24,000 gain on sale of student loans recognized during the second quarter of 2003 which was offset by a $ 12,000 gain on sale of other real estate owned during the second quarter of 2004. Securities gains of $ 150,000 were reported during the second quarter of 2003 compared with $ 6,000 of securities gains reported during the same period of 2004.





                                  Page 14 of 32
                       Six Months 2004 vs. Six Months 2003

     Other income for the first six months of 2004 decreased to $ 332,000 from $ 543,000, or 38.9%. Service charges on deposits decreased $ 22,000, or 19.6%, primarily due to a decrease in overdraft charges. Other fee income decreased
$ 53,000, or 42.1%, primarily due to decreases in fee income on the sale of mortgage loans to the Federal Home Loan Bank and fee income from title insurance. Other noninterest income increased $ 4,000, or 2.6%. Securities gains of $ 150,000 were reported during the first six months of 2003 compared with $ 10,000 of securities gains reported during the same period of 2004.

     Other Expense

                 Second Quarter of 2004 vs. Second Quarter 2003

     Second quarter 2004 other expenses totaled $ 1,089,000, an increase of $ 119,000, or 12.3%, over the $970,000 for the second quarter of 2003. Salaries and employee-related expenses increased $ 71,000, or 17.3%, primarily due to merit pay increases, temporary full-time training of part-time staff, and the rising cost of fringe benefits. Fixed asset expenses increased $ 17,000, or 9.0%, primarily due to increases in equipment maintenance and building maintenance and supplies costs. Other noninterest expenses increased by $ 31,000, or 8.4%, primarily due to increases in audits and exams, data processing, deferred director compensation, printing and supplies, and repossession and collections costs, and Pennsylvania shares taxes.

                       Six Months 2004 vs. Six Months 2003

     Other expenses for the first six months of 2004 totaled $ 2,103,000, an increase of $ 164,000, or 8.5%, over the $ 1,939,000 for the first six months of 2003. Salaries and employee-related expenses increased $ 104,000, or 12.9%, primarily due to merit pay increases, temporary full-time training of part-time staff, and the rising cost of fringe benefits. Fixed asset expenses increased
$ 13,000, or 3.2%, primarily due to increases in equipment maintenance and building maintenance and supplies costs. Other noninterest expenses increased by $ 48,000, or 6.7%, primarily due to increases in audits and exams, data processing, deferred director compensation, printing and supplies, and repossession and collections costs, and Pennsylvania shares taxes.

     Income Taxes

     The income tax provision for the first six months of 2004 was $ 130,000 compared to $ 264,000 for the first six months of 2003. Effective tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were as follows:

                                Six Months Ended
                                     June 31
                      2004 2003
                      23.3%            25.1%

     Applicable income taxes changed between 2004 and 2003 because of changes in pretax accounting income and taxable income. The decrease in the effective income tax rate for 2004 was primarily due to a decrease in pretax accounting income in which taxable income was reduced further by


                                  Page 15 of 32
tax-exempt interest, dividends received deduction for FNMA/FHLMC preferred stock and non-taxable increase in cash surrender value of life insurance.

     Provision for Loan Losses

     No provision for loan losses was made for the first six months of 2004 compared with $ 235,000 for the first six months of 2003. Provisions were based on management's evaluation of the adequacy of the reserve for possible loan losses at June 30, 2004 and 2003 and represent amounts deemed necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. Management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

A summary of the allowance for loan losses is as follows:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                   (in 000's)

                                                   June 30,     June 30,
                                                     2004         2003
Allowance for loan losses
Beginning of period                                  $ 1,900       $ 1,031
                                                     -------       -------
Loans charged-off during the period:
   Real estate loans                                       0             0
   Installment loans                                      12            15
   Commercial and all other loans                        343           362
                                                     -------       -------
Total charge-offs                                        355           377
                                                     -------       -------
Recoveries of loans previously charged-off:
   Real estate loans                                       0             0
   Installment loans                                      14             5
   Commercial and all other loans                          7             0
                                                     -------       -------
Total recoveries                                          21             5
                                                     -------       -------
Net loans (charged-off) recovered                   (    334)    (    372)
Provision for loan losses charged to operations            0           235
                                                     -------       -------
Allowance for loan losses-end of period              $ 1,566       $   894
                                                    ========      ========

     Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30:

                               NONPERFORMING LOANS
                                   (in 000's)

                                   90 Days or More Past
                                  Due and Still Accruing      Nonaccrual Status
                                    2004          2003        2004         2003
Real estate loans                   $    0         $   362    $ 1,400      $ 1,120
Installment loans                        5              11          0            0
Commercial and all other loans           0               0        106        1,020
                                    ------         -------    -------     -------
Total loans                         $    5         $   373    $ 1,506      $ 2,140

     There were no restructured loans for any of the time periods set forth above.


                                  Page 16 of 32

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

     Loan classifications utilized are based on past experience and are as follows:

                              Allowance Factors
          Loss                   Charge-off
          Doubtful                 35-50%
          Substandard                3-5%
          Special Mention            1-3%

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

     The Bank has identified agribusiness lending as a concentration of credit. The reasons for the increase in the provision for loan losses for the six months ended June 30, 2003 compared to 2004 were significant increases in delinquent, classified, nonaccrual, and loan losses, especially agribusiness loans. At June 30, 2003, agribusiness loans comprised $ 2,318,000, or 73.0%, of the classified loans compared with 21.5% at June 30, 2004. Agribusiness losses charged to the Reserve for Loan Losses were $ 336,000 and $ 362,000 for the second quarter of 2004 and 2003, respectively and were attributed to two borrowers. Prior to these charge-offs, net loan losses were less than 0.5% of average loans. In addition, the allowance and loans placed on nonaccrual status were adjusted in the third quarter of 2003 based on preliminary results of an OCC examination conducted in July and August for which an official report has not yet been received. The examiners suggested increasing the allowance to a level more in line with the Bank's peer group (as a percentage of total loans) as a way to provide for the perceived increase in the overall risk associated with the Bank's loan portfolio. In management's judgment, no additional provision to the allowance was deemed necessary for the first six months of 2004 since delinquencies, classified and nonaccrual loans, as well as total loans, have decreased from the same period last year.

                                  Page 17 of 32
FINANCIAL CONDITION

     Assets

     Total assets on June 30, 2004 were $ 145,321,000 compared to $ 147,744,000 at December 31, 2003, a decrease of 1.6%. Management intends to contain growth and concentrate on maintaining adequate profit margins. Net loans on June 30, 2004 stood at $ 97,800,000, a decrease of 3.5% from $ 101,389,000 on December 31, 2003. The loan loss reserve at June 30, 2004 was $ 1,566,000 and is considered adequate, in management's judgment, to absorb possible loan losses on existing loans.

     Liabilities

     Total deposits increased 1.6% to $ 112,877,000 as of June 30, 2004 compared with $ 111,125,000 at December 31, 2003. Noninterest-bearing demand deposits increased 20.7% and interest-bearing savings deposits increased 3.4% while interest-bearing time deposits decreased 3.9%.

     Off-Balance Sheet Items

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

                                                       Contract or
                                                     Notional Amount
                                                      June 30, 2004
Financial instruments whose contract amounts
   represent credit risk at December 31:
Commitments to extend credit                             $ 11,631,000
Standby letters of credit and financial                        91,000
   guarantees written

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

                                  Page 18 of 32
Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The corporation holds collateral supporting those commitments when deemed necessary by management.

     Capital

     Stockholders' equity was $ 15,870,000 at June 30, 2004 compared with
$ 16,278,000 at December 31, 2003, a decrease of 2.5%. Accumulated earnings were partially offset by dividends declared and paid of $ 227,000 and a $ 608,000 increase in net unrealized losses (net of tax effect) for the first six months of 2004. Total stockholders' equity represented 10.9% of total assets at June 30, 2004. Cash dividends of $ 0.46 were paid the first six months of 2004 and 2003. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 2% of its shares of outstanding common stock. Additionally, on December 18, 2003, the company announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 1,000 shares of outstanding common stock. As of June 30, 2004, the company had repurchased 2,210 shares, representing 0.45% of its shares of outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

     Liquidity and Interest Rate Sensitivity

     Liquidity and interest rate sensitivity are related to, but distinctly different from, one another.

     Liquidity involves the bank's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Adequate liquidity to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings, including special programs available through Federal Home Loan Bank. At June 30, 2004, the Bank had borrowings of $ 15,000,000, a decrease of $ 2,150,000 from March 31, 2004. At June 30, 2004, the Bank had additional borrowing capacity available of approximately $ 56,000,000.

     Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. Management monitors the matching of assets and liabilities maturing within one year and thereafter, and feels it is adequate to meet customer cash and credit needs while maintaining a desired interest rate spread.







                                  Page 19 of 32
     Market Risk Management

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

     Regulatory Capital

     The Company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at June 20, 2004 is as follows:

                                                  Fulton          Regulatory
                                                Bancshares         Minimum
                                                Corporation      Requirements
Leverage ratio                                       11.6%             4.0%
Risk-based capital ratios:
Tier I (core capital)                                16.2%             4.0%
Combined Tier I and Tier II (core
capital plus allowance for loan losses)              17.4%             8.0%

     Balance Sheet Analysis

     The following table highlights the changes in the balance sheet. Since quarter end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

                             BALANCE SHEET ANALYSIS
                                   (in 000's)

                                                     Balance Sheets Condensed
                                                              Average

                                                          Second           Second
                                                    Quarter 2004     Quarter 2003

ASSETS
Federal Funds Sold                                    $     625         $       0
Securities Available for Sale                            29,112            32,530
Other Investments                                         1,172             1,789
Loans                                                   100,595           108,683
                                                      ---------         ---------
Total interest-earning assets                           131,504           143,002
Cash and Due from Banks                                   4,820             3,701
Bank Premises and Equipment                               3,715             3,909
All Other Assets                                          8,445             5,897
Allowance for Loan Losses                            (    1,730)      (    1,062)
                                                      ---------         ---------
Total Assets                                          $ 146,754         $ 155,447
                                                      =========         =========






                                  Page 20 of 32

                                                       Balance Sheets Condensed
                                                                Average

                                                             Second           Second
                                                       Quarter 2004     Quarter 2003
LIABILITIES
Interest-bearing deposits in domestic offices            $  97,356         $  95,271
Federal Funds Purchased                                          0                 0
Other Short-term Borrowings                                 16,075            27,334
                                                         ---------         ---------
Total interest-bearing liabilities                         113,431           122,605
Non-interest bearing deposits                               15,559            14,868
All Other Liabilities                                        1,544               971
                                                         ---------         ---------
Total Liabilities                                          130,534           138,444
                                                         ---------         ---------
STOCKHOLDERS' EQUITY
Common Stockholders' Equity                                 16,861            16,733
Net Unrealized Holding Gains (Losses), net of tax       (      641)             270
                                                         ---------         ---------
Total Stockholders' Equity                                  16,220            17,003
                                                         ---------         ---------
Total Liabilities and Stockholders' Equity               $ 146,754         $ 155,447
                                                         ==========       ==========

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

See Management's Discussion and Analysis for further discussion of market risk.

ITEM 4 - CONTROLS AND PROCEDURES

The company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2004.















                                  Page 21 of 32
                           PART II - OTHER INFORMATION
















































                                  Page 22 of 32

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation or its subsidiary are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation's or its subsidiary's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.

Item 2 - Changes in Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

        The Corporation purchased shares during the second quarter 2004 as follows:

         Period                (a)          (b)            (c)              (d)
                              Total       Average     Total Number     Maximum Number
                             Number      Price Paid     of Shares      of Shares that
                            of Shares    per Share      Purchased        May Yet Be
                            Purchased                  as Part of     Purchased Under
                                                        Publicly        the Plans or
                                                        Announced         Programs
                                                        Plans or
                                                        Programs

April 1 - April 30, 2004         15         52.88             15        8,700 shares
May 1 - May 31, 2004              0             0              0        8,700 shares
June 1 - June 30, 2004           10         50.60             10        8,690 shares
Total                            25         51.75             25

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

        The annual meeting of the Board of Directors of Fulton Bancshares Corporation was held on Monday, April 19, 2004. Directors were re-appointed based on the following votes cast:

                                        For             Withhold
                                                       Authority

        Clyde H. Bookheimer           202,247            2,670
        Robert C. Snyder              202,297            2,620
        Ellis L. Yingling             202,297            2,620

Item 5 - Other Information

         None







                                  Page 23 of 32
Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        Exhibit Number
        Referred to
        Item 601 of
        Regulation S-K: Description of Exhibit:

            3(i)       Articles of incorporation.  Incorporated by reference
                        to registrant's Form 8-A filed with the Securities and Exchange Commission on April 29, 2004.

            3(ii)      By-laws.  Incorporated by reference to registrant's
                        Form 8-A filed with the Securities and Exchange Commission on April 29, 2004.

            10         Material Contracts.  Incorporated by reference to
                        registrant's Form 10-K for the year ending December 31, 2003.

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























                                  Page 24 of 32
                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date  August 11, 2004                /s/Clyde H. Bookheimer
      -----------------------------      -----------------------------
                                         Clyde H. Bookheimer,
                                         President and Chief
                                         Executive Officer




Date  August 11, 2004               /s/Doriann Hoffman
      -----------------------------      -----------------------------
                                        Doriann Hoffman, Vice
                                        President (Chief
                                        Financial Officer)
































                                  Page 25 of 32
                                                                    Exhibit 31.1
                                  CERTIFICATION

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











                                  Page 26 of 32
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:   August 11, 2004               By:  /s/Clyde H. Bookheimer
        ----------------                      --------------------------------
                                           Clyde H. Bookheimer,
                                           President and Chief
                                           Executive Officer, Director





































                                  Page 27 of 32
                                                                    Exhibit 31.2
                                  CERTIFICATION


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










                                  Page 28 of 32
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:     August 11, 2004               By:  /s/Doriann Hoffman
          ----------------                   --------------------------------
                                        Doriann Hoffman
                                        Vice President and
                                        Treasurer
                                        (Chief Financial Officer)





































                                  Page 29 of 32
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clyde H. Bookheimer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/  Clyde H. Bookheimer
                                        -----------------------------------
                                    Clyde H. Bookheimer
                                    President and Chief Executive
                                    Officer, Director
Dated:  August 11, 2004
        ---------------



















                                  Page 30 of 32
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Doriann Hoffman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/  DoriAnn Hoffman
                                        ---------------------------------
                                    DoriAnn Hoffman
                                    Vice President and Treasurer
                                    (Chief Financial Officer)

Dated:  August 11, 2004
        ---------------



















                                  Page 31 of 32
                                                                      Exhibit 99


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of June 30, 2004 and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2004 and 2003, and consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the corporation's management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                              /s/ Smith Elliott Kearns & Company, LLC

                              SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
August 6, 2004

















                                  Page 32 of 32