Form 10-Q
period 2004-09-30
FULTON BANCSHARES CORP
filed 2004-11-15
CIK 850626

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2004
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

             Yes        No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at November 3, 2004
(Common stock, .625 par value)                        492,790















                                  Page 1 of 31
                          FULTON BANCSHARES CORPORATION

                                      INDEX



                                                                Page

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

     Condensed consolidated balance sheets
      - September 30, 2004 and December
      31, 2003                                                    4
     Condensed consolidated statements of
      income - three months ended
      September 30, 2004 and 2003                                 5
     Condensed consolidated statements of
      comprehensive income - three months
      ended September 30, 2004 and 2003                           6
     Condensed consolidated statements of
      income - nine months ended September
      30, 2004 and 2003                                           7
     Condensed consolidated statements of
      comprehensive income - nine months
      ended September 30, 2004 and 2003                           8
     Condensed consolidated statements of
      cash flows - nine months ended
      September 30, 2004 and 2003                                 9
     Notes to condensed consolidated
      financial statements                                  10 - 12

   Item 2 - Management's discussion and
     analysis of financial condition and
     results of operations                                  13 - 19

   Item 3 - Quantitative and qualitative
     disclosures about
     market risk                                                  20

   Item 4 - Controls and procedures                               20

PART II - OTHER INFORMATION                                       21

   Item 1 - Legal proceedings                                     22

   Item 2 - Unregistered sales of equity
     securities and use of proceeds                              22

   Item 3 - Defaults upon senior securities                       22

   Item 4 - Submission of matters to a vote
   of security holders                                            22

   Item 5 - Other information                                     22

   Item 6 - Exhibits                                              23

   Signatures                                                     24

   Exhibits                                                  25 - 31






                                  Page 2 of 31
                         PART I - FINANCIAL INFORMATION

















































                                  Page 3 of 31
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,       December 31,
                                                             2004               2003*
                                                          (Unaudited)
                                                         (000 Omitted)
ASSETS
Cash and due from banks                                   $        4,133      $        3,853
Federal funds sold                                                 1,325                   0
Available-for-sale securities                                     27,867              29,680
Federal Reserve, Atlantic Central Bankers Bank,
  Federal Home Loan Bank, at cost which
  approximates market                                              1,164               1,401
Loans, net of allowance for loan losses                           96,731             101,389
Bank building, equipment, furniture & fixtures, net                3,653               3,759
Accrued interest/dividends receivable                                647                 657
Cash surrender value of life insurance                             5,382               5,230
Other real estate owned                                            1,534                 206
Other assets                                                       1,631               1,569
                                                          --------------      --------------
          Total assets                                    $      144,067      $      147,744
                                                          ==============      ==============
LIABILITIES
Deposits:
   Noninterest-bearing deposits                           $       17,372      $       13,925
   Interest-bearing deposits:
      Savings deposits                                            36,170              36,131
      Time deposits                                               57,651              61,069
                                                          --------------      --------------
          Total deposits                                         111,193             111,125
Accrued interest payable                                             162                 255
Other borrowed money                                              15,000              18,825
Other liabilities                                                  1,410               1,261
                                                          --------------      --------------
           Total liabilities                                     127,765             131,466
                                                          --------------      --------------

STOCKHOLDERS'EQUITY
 Capital stock, common, par value - $ 0.625;
    4,000,000 shares authorized; 495,000 shares
    issued                                                          309                  309
 Surplus                                                          2,051                2,051
 Retained earnings                                               14,951               14,576
 Net unrealized gains/(losses) available - for-sale
    securities                                           (          920)     (           570)
                                                          --------------      --------------
 Treasury stock:  2,210 and 2,185 shares,
    respectively, at cots                                (           89)     (            88)
                                                          --------------      --------------
           Total stockholders'equity                             16,302               16,278
                                                          --------------      --------------
           Total liabilities and
             stockholders'equity                          $     144,067       $      147,744
                                                          =============       ==============
*Condensed from audited financial statements




              The accompanying notes are an integral part of these
                     condensed financial statements.

                                  Page 4 of 31
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                September 03,         September 03,
                                                    2004                  2003
                                                (000 Omitted)
Interest & Dividend Income
 Interest & fees on loans                        $          1,590        $          1,773
 Interest & dividends on investment
  securities:
 U.S. Government securities                                    29                     175
 Obligations of state & political
  subdivisions                                                 52                       9
 Interest on federal funds sold                                 1                       0
 Other interest & dividend income                             208                     158
                                                 ----------------        ----------------
    Total interest & dividend income                        1,880                   2,115
Interest Expense                                 ----------------        ----------------
 Interest on deposits                                         489                     522
 Interest on federal funds purchased                            0                       0
 Interest on other borrowed money                             228                     254
                                                 ----------------        ----------------
    Total interest expense                                    717                     776
                                                 ----------------        ----------------
Net interest income before provision
 for loan losses                                            1,163                   1,339
Provision for loan losses                                       0                   1,030
                                                 ----------------        ----------------
Net interest income after provision
 for loan losses                                            1,163                     309
                                                 ----------------        ----------------
Other Income
 Service charges on deposit accounts                           44                      54
 Other fee income                                              46                      59
 Other non-interest income                                     44                      70
 Securities gains (losses)                                      0                       0
                                                 ----------------        ----------------
    Total other income                                        134                     183
Other Expense                                    ----------------        ----------------
 Salaries and employee benefits                               354                     438
 Fixed asset expenses (including                              207                     198
  depreciation)
 FDIC insurance premiums                                       12                       4
 Other noninterest expenses                                   431                     362
                                                 ----------------        ----------------
    Total other expenses                                    1,004                   1,002
                                                 ----------------        ----------------
    Net income (loss) before income taxes                     293       (            510)
Applicable income taxes (benefit)                (             13)      (            280)
                                                 ----------------        ----------------
    Net income (loss)                            $            306       ($           230)
                                                 ================       =================
Weighted average number of shares                $        492,795        $        492,810
outstanding
Net income (loss) per share                      $           0.62       ($          0.47)
Cash dividends declared per share                $           0.27        $          0.27










              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 31
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                2004         2003

Net income (loss)                               $   306      ($  230)

Other comprehensive income, net of tax
Unrealized gain (loss) on investments
  available for sale                                258      (   493)
                                                -------      --------
Comprehensive income (loss)                     $   564      ($  723)
                                                =======      ========





































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 31
        FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                     2004           2003
                                                                        (000 Omitted)
Interest & Dividend Income
 Interest & fees on loans                                          $   4,769         $   5,250
 Interest & dividends on investment securities:
   U.S. Government securities                                            214               385
   Obligations of state & political subdivisions                         156                46
 Interest on federal funds sold                                            5                 0
 Other interest & dividend income                                        530               774
                                                                   ---------         ---------
     Total interest & dividend income                                  5,674             6,455
Interest Expense                                                   ---------         ---------
 Interest on deposits                                                  1,503             1,634
 Interest on federal funds purchased                                       0                 0
 Interest on other borrowed money                                        678               798
                                                                   ---------         ---------
     Total interest expense                                            2,181             2,432
                                                                   ---------         ---------
     Net interest income before provision for loan losses              3,493             4,023
Provision for loan losses                                                  0             1,265
                                                                   ---------         ---------
Net interest income after provision for loan losses                    3,493             2,758
                                                                   ---------         ---------
Other Income
 Service charges on deposit accounts                                     134               166
 Other fee income                                                        119               185
 Other non-interest income                                               203               225
 Securities gains (losses)                                                10               150
                                                                   ---------         ---------
     Total other income                                                  466               726
Other Expense                                                      ---------         ---------
 Salaries and employee benefits                                        1,267             1,247
 Fixed asset expenses (including depreciation)                           624               602
 FDIC insurance premiums                                                  20                13
 Other noninterest expenses                                            1,196             1,079
                                                                   ---------         ---------
     Total other expense                                               3,107             2,941
                                                                   ---------         ---------

          Net income before income taxes                                 852               543
Applicable income taxes (benefit)                                        117        (       16)
                                                                   ---------         ---------
          Net income                                               $     735         $     559
                                                                   =========         =========
Weighted average number of shares outstanding                      $ 492,805         $ 492,810
Net income per share                                               $    1.49         $    1.13
Cash dividends declared per share                                  $    0.73         $    0.73






  The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 7 of 31

         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                      2004         2003

Net income                                           $   735         $   559

Unrealized gain (loss) on investments               (   350)        (   501)
   available for sale, net of tax

Reclassification adjustment for gains                     10             150
   (losses) included in net income                   -------         -------

Comprehensive income                                 $   395         $   208
                                                     =======         =======



































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 8 of 31
         FULTON BANCSHARES CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                          2004               2003
   Cash flows from operating activities:
      Net income                                                          $     735            $     559
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                         294                  288
          Provision for loan losses                                               0                1,265
          (Increase) decrease in accrued interest receivables                    10           (     168)
          Decrease in accrued interest payable                           (      93)           (      65)
          Increase in CSV-Life Insurance                                 (     152)           (     165)
          Gain on sale - Securities                                      (      10)           (     150)
          Gain on sale - OREO                                            (       5)                    0
          Gain on sale of loans                                          (      13)                    0
          Other - Net                                                           273                  369
                                                                          ---------            ---------
   Net cash provided by operating activities                                  1,039                1,933
                                                                          ---------            ---------
   Cash flows from investing activities:
      Purchase of investment securities - Available-for-sale             (   3,527)           (  10,465)
      Net redemption of Federal Home Loan Bank Stock                            237                   28
      Sales of available-for-sale securities                                  1,075                1,614
      Maturities of available-for-sale securities                             3,711               16,457
      Net decrease in loans                                                   4,671                2,383
      Net increase in OREO                                               (   1,323)           (      53)
      Purchase of directors and officers life insurance                           0           (     353)
      Purchases of & deposits on bank premises and equipment - net       (     160)           (     156)
                                                                          ---------            ---------
   Net cash provided (used) by investing activities                           4,684                9,455
                                                                          ---------            ---------
   Cash flows from financing activities:
      Net increase (decrease) in deposits                                        68           (   2,838)
      Purchase of treasury stock                                         (       1)                    0
      Dividends paid                                                     (     360)           (     359)
      Net increase (decrease) in other borrowed money                    (   3,825)           (   9,075)
                                                                          ---------            ---------
   Net cash provided (used) by financing activities                      (   4,118)           (  12,272)
                                                                          ---------            ---------
   Net increase (decrease) in cash and cash equivalents                       1,605           (     884)

   Cash and cash equivalents, beginning balance                               3,853                5,214
                                                                          ---------            ---------
   Cash and cash equivalents, ending balance                              $   5,458            $   4,330
                                                                          =========            =========
   Supplemental disclosure of cash flows information:
   Cash paid during the period for:
          Interest                                                        $   2,274            $   2,497
          Income taxes                                                            0                  387

   Supplemental schedule of noncash investing and
    financing activities:
      Change in net unrealized gain on investments
      available for sale (net of deferred taxes)                         (     350)           (     501)

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 9 of 31

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)

          Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the nine months ended September 30, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.   Basis of Presentation

          The financial information presented at and for the nine months ended September 30, 2004 and 2003 is unaudited. Information presented at December 31, 2003 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with notes to the financial statements contained in the 2003 Annual Report to Stockholders.

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




                                  Page 10 of 31
Note 3.   Cash Flows

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

Note 6.   Investment Securities

          The carrying amounts of investment securities and their approximate fair values at September 30, 2004 were as follows:

                         Amortized Cost       Gross       Gross Unrealized     Fair Value
                                           Unrealized         (Losses)
                                              Gains

Debt securities available for sale:

FNMA/FHLMC non -
   cumulative
   preferred stocks        $ 11,656,267     $          0     ($ 1,490,807)      $ 10,165,460
State & municipal
   Securities                 5,394,995           85,903     (        434)         5,480,464
U.S. Government
   Agencies                   9,735,694           11,161     (     11,824)         9,735,031
Mortgage-backed
   Securities                 2,413,520           19,263     (      2,588)         2,430,195
Equity securities                61,549              150     (      5,900)            55,799
                           ------------     ------------      ------------      ------------
                           $ 29,262,025     $    116,477     ($ 1,511,553)      $ 27,866,949
                           ============     ============     =============      ============

        There were no securities categorized "Held-to-maturity" or "Trading" at September 30, 2004.
                                  Page 11 of 31
Note 7. Comprehensive Income

        Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

        Consequently, a "Statement of Comprehensive Income" has been included in this filing.

Note 8. Reclassification

        Other Assets as of December 31, 2003 was reported as $ 1,775,000 in the quarterly filings at March 31 and June 30, 2004. This amount included $ 206,000 of Other Real Estate Owned("OREO"). Therefore, the
        December 31, 2003 line items for Other Real Estate Owned and Other Assets have been adjusted accordingly in this filing.











































                                  Page 12 of 31
                          FULTON BANCSHARES CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     Net after tax income for the first nine months of 2004 was $735,000 compared to $559,000 for the same period in 2003, representing an increase of $176,000, or 31.5%. Net income on an adjusted per share basis for the first nine months of 2004 was $1.49 compared to $1.13 per share realized during the first nine months ended September 30, 2003.

RESULTS OF OPERATIONS

                    Third Quarter 2004 vs. Third Quarter 2003

     Interest income for the third quarter of 2004 was $1,880,000 compared to $2,115,000 earned during the same period in 2003, for a decrease of $235,000, or 11.1%. The decrease was due primarily to a significant decrease in the average balance of loans and investments in 2004 and a slightly overall lower interest income yield, when compared to the same period in 2003. Management expects relative stability in the average balance of loans and investments during the remainder of 2004, and also expects the yield earned on average loans and investments to increase slightly over the rest of 2004.

     Interest expense for the third quarter of 2004 was $717,000, a decrease of $59,000, or 7.6% compared to the third quarter of 2003. The decrease was due primarily to a moderate decrease in the average balance of time deposits, which typically pay higher yields, and a decrease in interest rates paid on deposits and short-term borrowings. Management expects to control growth in the average balance of time deposits and concentrate on increasing noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits. Management also expects average rates paid on deposits to slowly increase over the rest of 2004.

     Net interest income before the provision for loan losses for the third quarter of 2004 totaled $1,163,000, down $176,000, or 13.1%, from the third quarter of 2003.

                      Nine Months 2004 vs. Nine Months 2003

     Interest income for the first nine months of 2004 was $5,674,000 compared to $6,455,000 earned during the same period in 2003, for a decrease of $781,000, or 12.1%. The decrease was due primarily to a significant decrease in the average balance of loans and investments in 2004 and an overall lower interest income yield, when compared to the same period in 2003. Management expects relative stability in the average balance of loans and investments during the remainder of 2004, and also expects the yield earned on loans and investments to increase slightly over the rest of 2004.

     Interest expense for the first nine months of 2004 was $2,181,000, a decrease of $251,000, or 10.3% compared to the first nine months of 2003. The decrease was due primarily to a moderate decrease in the average balance of time deposits, which typically pay higher yields, and a decrease in interest rates paid on deposits and short-term borrowings. Management expects to control growth in the average balance of time deposits and concentrate on increasing noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits. Management also expects average rates paid on deposits to slowly increase over the rest of 2004.







                                  Page 13 of 31

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

NET INTEREST MARGIN

     The net interest margin for the first nine months of 2004 was 3.60% compared to 3.70% for the first nine months of 2003. Liquidity and interest rate risk are continuously monitored through Asset-Liability Committee reports. Management plans to protect its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

                    Third Quarter 2004 vs. Third Quarter 2003

     Third quarter 2004 noninterest income decreased $49,000 to $134,000 from $183,000, or 26.8%. Service charges on deposits decreased $10,000, or 18.5%, primarily due to a decrease in overdraft charges. Other fee income decreased $13,000, or 22.0%, primarily due to decreases in fee income on the sale of mortgage loans to the Federal Home Loan Bank. Other noninterest income decreased $26,000, or 37.1%, primarily due to a $24,000 gain on sale of student loans recognized during the second quarter of 2003.

                      Nine Months 2004 vs. Nine Months 2003

     Noninterest income for the first nine months of 2004 decreased $260,000 to $466,000 from $726,000, or 35.8%. Service charges on deposits decreased $32,000, or 19.3%, primarily due to a decrease in overdraft charges. Other fee income decreased $66,000, or 35.7%, primarily due to decreases in fee income on the sale of mortgage loans to the Federal Home Loan Bank and fee income from title insurance company. Other noninterest income decreased $22,000, or 9.8% primarily due to a $24,000 gain on sale of student loans recognized in the first nine months of 2003. Securities gains of $150,000 were realized during the first nine months of 2003 compared with $10,000 of securities gains reported during the same period of 2004, accounting for the majority of the decrease in noninterest income.

NONINTEREST EXPENSE

                  Third Quarter of 2004 vs. Third Quarter 2003

     Third quarter 2004 noninterest expenses totaled $1,004,000, an increase of $2,000, or 0.2%, over the $1,002,000 for the third quarter of 2003. Salaries and employee-related expenses decreased $84,000, or 19.2%, primarily due to decreased management salary expense in the third quarter of 2004 due to turnover in certain lending and financial management positions. Fixed asset expenses increased $9,000, or 4.5%, primarily due to increases in equipment and building maintenance, and supplies costs. Other noninterest expenses increased by $69,000, or 19.1%, primarily due to increases in data processing costs and legal and professional service fees.









                                  Page 14 of 31

                      Nine Months 2004 vs. Nine Months 2003

     Noninterest expenses for the first nine months of 2004 totaled $3,107,000, an increase of $166,000, or 5.6%, over the $2,941,000 for the first nine months of 2003. Salaries and employee-related expenses increased $20,000, or 1.6%, primarily due to merit pay increases, temporary full-time training of part-time staff, and the rising cost of fringe benefits. Fixed asset expenses increased $22,000, or 3.7%, primarily due to increases in equipment and building maintenance and supplies costs. Other noninterest expenses increased by $117,000, or 10.8%, primarily due to increases in data processing fees, deferred director compensation, legal and professional fees, repossession and collections costs, and Pennsylvania shares taxes.

INCOME TAXES

     The income tax provision for the first nine months of 2004 was $117,000 compared to a benefit of $16,000 for the first nine months of 2003. Effective tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were as follows:

    Nine Months Ended
      September 30

    2004         2003
   13.7%       -  2.9%

     Applicable income taxes changed between 2004 and 2003 because of changes in pretax accounting income and taxable income. The increase in the effective income tax rate for 2004 was primarily due to an increase in pretax accounting income.

PROVISION FOR LOAN LOSSES

     No provision for loan losses was made for the first nine months of 2004 compared with $1,265,000 for the first nine months of 2003. Provisions were based on management's evaluation of the adequacy of the reserve for possible loan losses at September 30, 2004 and 2003 and represents amounts deemed necessary to maintain the reserve at the appropriate level based on size, mix, and quality of the loan portfolio, and considering economic conditions and other relevant risk factors. Management intends to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

A summary of the allowance for loan losses is as follows:

                ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (in 000's)

                                               Nine Months Ended
                                            Sept. 30,     Sept. 30,
                                               2004          2003
Allowance for loan losses
  Beginning of period                         $ 1,900         $ 1,031
                                              -------         -------
  Loans charged-off during the period:
    Real estate loans                               0               0
    Installment loans                              13              23
    Commercial and all other loans                343             363
                                              -------         -------
      Total charge-offs                           356             386
                                              -------         -------
  Recoveries of loans previously charged-off:
    Real estate loans                               0               0
    Installment loans                              14               7
    Commercial and all other loans                  9               0
                                              -------         -------
      Total recoveries                             23               7
                                              -------         -------
  Net loans (carged-off) recovered           (    333)       (    379)
  Provision of loan losses charged to
    operations                                      0           1,265
                                              -------         -------
Allowance for loan losses-end of period       $ 1,567         $ 1,917
                                              =======         =======

                                  Page 15 of 31
     Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30:

                           NONPERFORMING LOANS
                                (in 000's)
                                   90 Days or More     Nonaccrual Status
                                     Past Due and
                                    Still Accruing
                                   2004       2003      2004       2003
Real estate loans                    $ 545      $   0     $ 331    $ 2,426
Installment loans                       17          0         0          0
Commercial and all other loans           0          0         0      1,020
                                     -----      -----     -----    -------
Total loans                          $ 562      $   0     $ 331    $ 3,446
                                     =====      =====     =====    =======

     There were no significantly restructured loans for any of the time periods set forth above.

     The bank utilizes a comprehensive systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. Each quarter the loan portfolio is categorized into relevant pools as follows:

-    Specific allowances for any individually identified problem loans
-    Commercial, Non-Farm Loans
-    Farm Loans
-    Residential real estate
-    Consumer demand and installment

     Business lines of credit over $75,000, agribusiness borrowers with lending relationships over $250,000, and commercial borrowers with lending relationships over $500,000 are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified are individually reviewed. Allocations to the allowance for loan losses are based upon classifications assigned to those specific loans.

     Loan classifications utilized are based on past experience and are as follows:

                                     Allowance Factors
          Loss                          Charge-off
          Doubtful                       35 - 50%
          Substandard                     5 - 15%
          Special Mention                 1 -  3%

     The remaining portion of the pools are evaluated as groups with allocations made to the allowance based on historical loss experience, current and anticipated trends in delinquencies, trends in volume and terms of loans, concentrations of credit, and considering relevant economic conditions within the bank's trading area. Management is not aware of any overall loan portfolio conditions, trends, events, or uncertainties that would significantly impact operations, liquidity, or capital.

     The Bank has identified agribusiness lending as a concentration of credit. The primary reason for the significant provision for loan losses for the nine months ended September 30, 2003 were significant increases in delinquent, classified, nonaccrual, and expected loss agribusiness loans. Agribusiness losses charged to the Reserve for Loan Losses were $336,000 and $363,000 for the third quarter of 2004 and 2003, respectively, and were attributed to two borrowers. In management's judgment, no provisions to the allowance were deemed necessary for the first nine months of 2004 since delinquencies, classification severity, and nonaccrual loans, as well as total loans, have decreased compared to the same prior year period.


                                  Page 16 of 31
FINANCIAL CONDITION

     Assets

     Total assets on September 30, 2004 were $144,067,000 compared to $147,744,000 at December 31, 2003, a decrease of 2.5%. Management intends to contain loan growth and concentrate on maintaining adequate profit margins. Net loans on September 30, 2004 stood at $96,731,000, a decrease of 4.6% from $101,389,000 on December 31, 2003. The loan loss reserve at September 30, 2004 was $1,567,000 and is considered adequate, in management's judgment, to provide for possible loan losses on existing loans.

     Liabilities

     Total deposits increased 0.1% to $111,193,000 as of September 30, 2004 compared with $111,125,000 at December 31, 2003. Noninterest-bearing demand deposits increased 24.8% and interest-bearing savings deposits increased 0.1% while interest-bearing time deposits decreased 5.6%.

     Off-Balance Sheet Items

     The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the corporation has in particular classes of financial instruments.

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


                                                   Contract or
                                                  Notional Amount
                                                September 30, 2004
Financial Instruments whose contract amounts
   represent credit risk at December 31:
Commitments to extend credit                       $ 15,442,000
Standby letters of credit and financial
   guarantees written                                   171,000

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








                                  Page 17 of 31
     Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments when deemed necessary by management.

     Liquidity and Interest Rate Sensitivity

     Liquidity and interest rate sensitivity are related to, but distinctly different from, one another.

     Liquidity involves the bank's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Adequate liquidity to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings, including special programs available through Federal Home Loan Bank. At September 30, 2004, the Bank had borrowings of $15,000,000, representing no change from June 30, 2004. At September 30, 2004, the Bank had additional borrowing capacity available of approximately $56,000,000.

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

     Capital

     Stockholders' equity was $16,302,000 at September 30, 2004 compared with $16,278,000 at December 31, 2003, a decrease of 0.2%. Accumulated earnings were partially offset by dividends declared and paid of $360,000, and an unfavorable $350,000 increase in net unrealized losses (net of tax effect) for the first nine months of 2004. Total stockholders' equity represented 11.3% of total assets at September 30, 2004. Cash dividends of $0.73 were paid the first nine months of both 2004 and 2003. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 2% of its shares of outstanding common stock. Additionally, on December 18, 2003, the company announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 1,000 shares of outstanding common stock. As of September 30, 2004, the company had repurchased 2,210 shares, representing 0.45% of its shares of outstanding common stock. It is the intention of management and the Board of Directors to continue to pay a fair return on the stockholders' investment while retaining adequate earnings to maintain a strong capital position and allow for continued sound financial condition and quality growth.

                                  Page 18 of 31
REGULATORY CAPITAL

     The Company maintains capital ratios that are well above the minimum total capital levels required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation's capital ratios to regulatory minimum requirements at September 30, 2004 is as follows:

                                             Fulton         Regulatory
                                           Bancshares        Minimum
                                          Corporation      Requirements

Leverage ratio                                11.9%                  4.0%
Risk-based capital ratios:
Tier I (core capital)                         16.4%                  4.0%
Combined Tier I and Tier II (core
  capital plus allowance for loan losses)     17.7%                  8.0%

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Because quarter end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

                            BALANCE SHEET ANALYSIS
                                  (in 000's)
                                                Balance Sheets Condensed
                                                        Average
                                                Third              Third
                                            Quarter 2004       Quarter 2003

ASSETS
Federal Funds Sold                              $     726            $       0
Securities Available for Sale                      28,940               30,901
Other Investments                                   1,231                1,744
Loans                                             100,639              107,078
                                                ---------            ---------
  Total interest-earning assets                   131,536              139,723
Cash and Due from Banks                             4,334              3,725
Bank Premises and Equipment                         3,714                3,844
All Other Assets                                    8,400                6,137
Allowance for Loan Losses                      (    1,745)         (      904)
                                                ---------            ---------
  Total Assets                                  $ 146,239            $ 152,525
                                                ---------            ---------
LIABILITIES
Interest-bearing deposits in                    $  97,261            $  95,305
   domestic offices
Federal Funds Purchased                               204                    0
Other Short-term Borrowings                        16,371               23,800
                                                ---------            ---------
Total interest-bearing liabilities                113,836              119,105
Non-interest bearing deposits                      14,474               15,324
All Other Liabilities                               1,551                  975
                                                ---------            ---------
  Total Liabilities                               129,861              135,404
                                                ---------            ---------
STOCKHOLDERS' EQUITY
Common Stockholders' Equity                        17,035               17,241
Net Unrealized Holding Losses, net of tax      (      657)         (      120)
                                                ---------            ---------
  Total Stockholders' Equity                       16,378               17,121
                                                ---------            ---------
  Total Liabilities and Stockholders' Equity    $ 146,239            $ 152,525
                                                =========            =========




                                  Page 19 of 31
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

See Management's Discussion and Analysis for further discussion of market risk.

ITEM 4 - CONTROLS AND PROCEDURES

The company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004. Based on such evaluation, such officers have concluded that, as of September 30, 2004, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the third quarter of 2004.












































                                  Page 20 of 31
                           PART II - OTHER INFORMATION
















































                                  Page 21 of 31

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5 - Other Information

        The Fulton County National Bank and Trust Company, a wholly owned subsidiary of Fulton Bancshares, was recently examined by its primary regulator, the Office of Comptroller of the Currency ("OCC"). While the OCC has not issued a formal report of examination, Management is aware of certain findings that were made by the OCC and which are likely to be included in its formal report. Management believes that the OCC will communicate a number of findings including the following:
        (1) the overall condition of the Bank has deteriorated and displays a number of deficiencies; (2) Board oversight, management supervision and staffing require immediate consideration and improvement; (3) credit risk management practices, compliance management programs and interest rate risk management are in need of immediate improvement; (4) management of information technology, the overall audit function, liquidity management, and earnings need to be improved; and (5) capital levels are currently adequate.

        Management and the Board of Directors are committed to addressing these issues which are expected to be part of the OCC formal report. Management has prepared a comprehensive action plan which outlines several significant organizational, financial, operational, and compliance improvements and adjustments necessary to address the findings of the OCC and to strengthen the Bank.





                                  Page 22 of 31
Item 6 - Exhibits

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

            3(ii) By-laws.  Incorporated by reference to registrant's Form 8-A filed with the Securities and Exchange Commission on April 29, 2004.

            10.1  Salary Continuation Agreement and Second Amendment - Chief
                   Executive Officer. Incorporated by reference to registrant's Form 10-K filed with the Securities and Exchange Commission on December 31, 2002.

            10.2  Director Deferred Compensation Plan Incorporated by
                   reference to registrant's Form 10-K filed with the Securities and Exchange Commission on December 31, 2002.

            10.3  Director Emeritus Retirement Agreement Incorporated by
                   reference to registrant's Form 10-K filed with the Securities and Exchange Commission on December 31, 2002.

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
















                                  Page 23 of 31
                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date  November 12, 2004              /s/Clyde H. Bookheimer
                                         Clyde H. Bookheimer,
                                         President and Chief
                                         Executive Officer




Date  November 12, 2004             /s/Angela M. Bishop
                                        Angela M. Bishop
                                        Acting Chief Financial Officer
































                                  Page 24 of 31
                                                                    Exhibit 31.1
                                  CERTIFICATION

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











                                  Page 25 of 31
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:     November 12, 2004             By:  /s/Clyde H. Bookheimer
                                        Clyde H. Bookheimer,
                                        President and Chief
                                        Executive Officer, Director





































                                  Page 26 of 31
                                                                    Exhibit 31.2
                                  CERTIFICATION


I, Angela M. Bishop, Acting Chief Financial Officer, certify, that:

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










                                  Page 27 of 31
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:     November 12, 2004             By:  /s/Angela M. Bishop
                                        Angela M. Bishop
                                        Acting Chief Financial Officer





































                                  Page 28 of 31
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clyde H. Bookheimer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Clyde H. Bookheimer
                                    Clyde H. Bookheimer
                                    President and Chief Executive
                                    Officer, Director
Dated:  November 12, 2004




















                                  Page 29 of 31
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Fulton Bancshares Corporation (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Angela M. Bishop, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/  Angela M. Bishop
                                    Angela M. Bishop
                                    Acting Chief Financial Officer

Dated:  November 12, 2004




















                                  Page 30 of 31
                                                                      Exhibit 99


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Fulton Bancshares Corporation and Subsidiaries
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Fulton Bancshares Corporation and Subsidiaries as of September 30, 2004 and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2004 and 2003, and consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the corporation's management.

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



                              /s/ Smith Elliott Kearns & Company, LLC

                              SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
November 12, 2004
















                                  Page 31 of 31