Form 10-K
period 2004-12-31
FULTON BANCSHARES CORP
filed 2005-03-31
CIK 850626

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004.

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Fulton Bancshares Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	33-85626	25-1598464
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

100 Lincoln Way East, McConnellsburg, Pennsylvania		17233
(Address of principal executive offices)		(Zip Code)

(717) 485-3144

(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $.625 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is $18,110,000 as of June 30, 2004.

The number of shares of the Issuer’s common stock, par value $.625 per share, outstanding as of December 31, 2004 was 492,790.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders’ report for the year ended December 31, 2004 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Security Holders to be held on May 19, 2005 are incorporated by reference in Part III of this Form 10-K.

FULTON BANCSHARES CORPORATION

PART I

Item 1. Business.

Description of the Company

Fulton Bancshares Corporation (the “Company”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company’s business has consisted primarily of managing and supervising the Fulton County National Bank and Trust Company (the “Bank”), and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation (“FCCDC”), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had minimal activity in 2003 and 2004.

The principal executive office of the Company is located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233. The telephone number of the Company is (717) 485-3144.

Description of the Bank

The Bank was organized on February 24, 1887 as a Pennsylvania state- chartered banking institution. It converted to a national banking association on September 5, 1933, and is presently under the supervision of the Office of the Comptroller of the Currency (the “Comptroller”). The Bank is a member of the Federal Reserve System. Customers’ deposits held by the Bank are insured by the FDIC to the maximum extent permitted by law. The Bank’s legal headquarters are located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233.

The Bank engages in a full service commercial and consumer banking business, including the acceptance of time and demand deposits and the making of secured and unsecured commercial and consumer loans, and offers trust services through its affiliation with Sentry Trust Company. The Bank’s primary service area is located in Fulton County, Pennsylvania. Specifically, the main office of the Bank is located in McConnellsburg, the county seat. Within the defined service area of the Bank’s main office, the banking business is highly competitive. In addition to local community banks, the Bank competes with regionally-based commercial banks, all of which have greater assets, capital and lending limits. The Bank also competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities.

In order to compete effectively in this market and to obtain business from individuals, small and medium-sized businesses and professionals, the Bank offers specialized services such as

\extended hours of operation and personal and business checking accounts at competitive rates in addition to traditional commercial and consumer banking and trust services. The Bank accepts time, demand, and savings deposits, statement savings accounts, NOW accounts, money market accounts, certificates of deposit, and club accounts. The Bank makes secured and unsecured commercial, consumer, mortgage, and construction loans. Consumer loans include revolving credit lines. The following support services are offered by the Bank to make financial management more efficient and convenient for its customers: bank by mail, direct deposit, drive-in banking, Federal Tax Depository, automatic teller machine, night deposit services, notary public services, payroll deduction plan, bond coupon collections, safe deposit boxes, signature guarantees, travelers checks, money orders, cashiers checks, treasury securities, U.S. Savings Bonds, individual retirement accounts, and utility and municipal payments. The Bank also offers its customers access to discount brokerage services, mutual funds, and other alternative investment products through its affiliation with Sentry Trust Company. The Bank also offers telephone and internet banking to its customers. The Bank expects to experience a modest increase in growth.

Supervision and Regulation - The Company

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Company to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank. The Bank Holding Company Act prohibits acquisition by the Company of more than five percent (5%) of the voting shares of, or interest in, all or substantially all of the assets of any bank located outside of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

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

Recent Legislation

USA PATRIOT ACT

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering

SARBANES-OXLEY ACT

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Company’s common stock is registered with the SEC, it is currently subject to this Act.

AMERICAN JOBS CREATION ACT

In 2004, the American Jobs Creation Act was enacted as the first major corporate tax act in years. The act addresses a number of areas of corporate taxation including executive deferred compensation restrictions. The impact of the act on the Company and the Bank is unknown at this time, but management is monitoring its developments.

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

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches. Under Pennsylvania law, the Bank may establish or acquire branch offices, subject to certain limitations, in any county of the state. National bank branches, however, may be established within the permitted area only after approval by the Comptroller.

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

FDIC

Under the Federal Deposit Insurance Act, the Comptroller possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 (“FIRA”) generally expanded the circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank.

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

CRA

Under the Community Reinvestment Act of 1977, as amended (“CRA”), the Comptroller is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the Comptroller make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating and a statement describing the basis for the rating, which is publicly disclosed.

BSA

Under the Bank Secrecy Act (“BSA”), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $ 10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $ 10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

FDICIA

Capital Categories

In December of 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below:

	Total Risk– Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio		Under a Capital Order or Directive
CAPITAL CATEGORY
Well capitalized	>10.0	>6.0	>5.0		No

Adequately capitalized	> 8.0	> 4.0	> 4.0	*

Undercapitalized	< 8.0	< 4.0	< 4.0	*

Significantly Undercapitalized	< 6.0	< 3.0	< 3.0

Critically Undercapitalized		< 2.0

* 3.0 for those banks having the highest available regulatory rating.

As of December 31, 2004, the most recent notification from the comptroller of the currency categorizes the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

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

References under the caption “Supervision and Regulation” to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

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

Effects of Inflation

Inflation has some impact on the Company’s, the Bank’s, and FCCDC’s operating costs. Unlike many industrial companies, however, substantially all of the Bank’s and FCCDC’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s, the Bank’s, and FCCDC’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank’s operations in the future. The effect of such policies and regulations upon the future business and earnings of the Company, the Bank, and FCCDC cannot be predicted.

Environmental Regulation

There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the Bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, the Company, the Bank, and FCCDC are not party to any pending legal proceeding pursuant to any environmental statute, nor is the Company, the Bank, or FCCDC aware of any circumstances which may give rise to liability under any such statute

Concentrations

The Bank is neither dependent upon deposits from nor exposed to loan concentrations to a single customer, the loss of which would have a material adverse effect on the financial condition of the Bank. Although the Bank has a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon the agribusiness economic sector (approximately 20% of loan portfolio and 119% of stockholders’ equity).  The Corporation also had a significant concentration in FNMA and FHLMC preferred stocks, representing 37% of the total investments and 72% of the stockholder’s equity at December 31, 2003.  All of these investments were sold in 2004.

Competitive Business Conditions

The Company’s current primary service area, generally characterized as Fulton County, Pennsylvania.  The bank competes with local commercial banks as well as numerous regionally based commercial banks, some of which have assets, capital, and lending limits larger than the bank.  The bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, regulated small loan companies, credit unions and other money market funds.  The business of the bank is not seasonal in nature.

Employees

As of December 31, 2004, the Company through its subsidiary had 47 full-time equivalent employees.  None of these employees are represented by a collective bargaining agreement, and the Company believes it enjoys good relations with its personnel.

Available Information

The Company’s reports, proxy statements and other information are available for inspection and copying at the Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC, 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Company is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s website is http://www.sec.gov.

Upon a stockholder’s written request, a copy of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from David Cathell, Fulton Bancshares Corporation, 100 Lincoln Way East, McConnellsburg, PA 17233. The Company has not yet made arrangements to have these filings available on its website at www.fnbctc.com.

Important Factors relating to Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Company which are identified as forward-looking statements, the Company notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statement. Further, such forward- looking statements speak only as of the date on which such statement or statements are made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The business and profitability of a financial services organization such as the Company is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the FRB determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. FRB polices and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Company. The nature and impact on the Company of future changes in economic and market conditions and monetary and fiscal policies, both foreign and domestic, are not predictable and are beyond the Company’s control. In addition, these conditions and policies can impact the Company’s customers and counterparties which may increase the risk of default on their obligations to the Company and its affiliates. They can also affect the competitive conditions in the markets and products within which the Company operates, which can have an adverse impact on the Company’s ability to maintain its revenue streams.

As part of its ongoing business, the Company assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Company is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity and those markets which in turn can impact the Company’s ability to hedge and trade the positions concerned. In addition, the Company is dependent on its ability to access the financial markets for its funding needs.

As noted in “Supervision and Regulation”, the Company is regulated by and subject to various regulators. The actions of these regulators can have an impact on the profitability and governance of the Company. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Company’s profitability.

The Company is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or lack of compliance with the procedures on which they rely either within the Company or within the broader financial systems infrastructure.

As with any financial institution, the Company and its affiliates are also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Company’s services. Ultimately, the Company’s businesses and their success are dependent on the Company’s ability to attract and retain high quality employees.

Item 2. Properties

The main administrative office of the Bank, which also includes a drive-up facility, is located in McConnellsburg, Pennsylvania. The Bank currently has seven branch offices one of which is located at Penn’s Village on Route 16 at the east end of McConnellsburg, Pennsylvania. This branch office opened on May 11, 1981. In addition, the Bank installed an ATM at the Penn’s Village Shopping Center in March, 1989.

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

On January 7, 1997 ATM’s were opened at the Warfordsburg and Hustontown branches. In June, 1998 the Bank opened an ATM at the Shade Gap branch and added an ATM to its main office drive-up facility. The main office, Warfordsburg, Hustontown, Orbisonia and Breezewood branches are owned by the Bank. The Penn’s Village branch is rented.  The Shade Gap branch is still owned by the Bank, however the branch itself was closed while the ATM remains open.

Item 3. Legal Proceedings.

Fulton Bancshares Corporation is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of the Company’s management, Fulton Bancshares Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

Item 4. Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on a limited basis in the local over-the-counter market under the symbol FULB. As of December 31, 2004, the approximate number of shareholders of record was 504. Market prices at the end of each quarter are based on the latest sales prices.

The stock market analysis and dividends for 2004 and 2003 on page 46 of the annual shareholders report for the year ended December 31, 2004 is incorporated herein by reference.

Dividend restrictions are detailed in Note 14 of the annual shareholders report and are incorporated herein by reference.

The Company has no securities authorized for issuance under any equity compensation plans.

The Company made no sales of unregistered securities within the past three years nor has the Company made any repurchases within the past three months.

Item 6. Selected Financial Data.

The selected five-year financial data on page 27 of the annual shareholders’ report for the year ended December 31, 2004 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, on pages 31 through 46 of the annual shareholders’ report which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Information required by Item 7 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 31 through 46 of the annual shareholders’ report which are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 30 of the annual shareholders’ report for the year ended December 31, 2004 and are incorporated herein by reference. Additional required schedules are included in ““Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 31 through 46 of the annual shareholders’ report which are incorporated herein by reference.

Item 9. Disagreements on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Internal Controls Over Financial Reporting

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls during the fourth quarter of the year ended December 31, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses

9B. Other Information.

Item 2.06  Material Impairments.

On December 23, 2004, the Board of Directors concluded that a material charge for impairment would be required with regards to the Company’s investment in FNMA and FHLMC preferred stocks.  The estimated amount of the impairment charge would have been $950,000.  However, instead of taking the impairment charge the Company chose to sell its entire position in FNMA and FHLMC preferred stocks during the fourth quarter due to concerns about protracted market value impairment in an expected return to rising rates environment and due to regulatory concerns about the Bank’s concentration in this investment type.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the captions “Information about Nominees and continuing Directors” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference to the Company’s proxy statement for its 2005 Annual Meeting of Shareholders scheduled for May 19, 2005.

The Company has adopted a code of ethics that applies to all directors, officers, and employees (including its chief executive officer, chief financial officer, and any person performing similar functions). The Company has filed a copy of this Code of Ethics as Exhibit 14 to its Form 10-K for fiscal year ended December 31, 2003. The Company has also made the Code of Ethics available on its website at http://www.fcnbtc.com.

Item 11. Executive Compensation

The information under the caption “Executive Compensation” is incorporated herein by reference to the Company’s proxy statement for its 2005 annual meeting of shareholders scheduled for May 19, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Principal Beneficial Owners of the Corporations Common Stock” is incorporated herein by reference to the Company’s proxy statement for its 2005 annual meeting of shareholders scheduled for May 19,2005.

Item 13. Certain Relationships and Related Transactions

The information under the caption “Certain Transactions with Directors and Executive Officers” is incorporated herein by reference to the Company’s proxy statement for its 2005 annual meeting of shareholders scheduled for May 19, 2005.

Item 14. Principal Accountant Fees and Services

The information under the caption “Report of the Audit Committee” is incorporated herein by reference to the Company’s proxy statement for its 2005 annual meeting of shareholders scheduled for May 19, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

(a) (1) - List of Financial Statements. The following consolidated financial statements of Fulton Bancshares Corporation and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2004, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2004 and 2003

Consolidated statements of income - Years ended December 31, 2004, 2003, and 2002

Consolidated statements of stockholders’ equity - Years ended December 31, 2004, 2003, and 2002

Consolidated statements of cash flows - Years ended December 31, 2004, 2003, and 2002

Notes to consolidated financial statements - December 31, 2004

(2) List of Financial Statement Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Listing of Exhibits

 3  (i)       Articles of Incorporation

(ii)       Bylaws

10.1         Salary Continuation Agreement/Supplemental Executive Retirement Plan for the Chief Executive Officer: Clyde H. Bookheimer (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.3         Director Deferred Compensation Plan Agreement applicable to Cecil B. Mellott, David L. Seiders, Clair R. Miller, Ellis L. Yingling, Martin R. Brown and Robert C. Snyder (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.4         Director Emeritus Retirement Agreement applicable to Raleigh Barnett, K.G. Richards and Merill Kerlin (Incorporated by reference to the registrant’s Form 10-K for the year ended December 31, 2002).

10.5         Salary Continuation Agreement/Supplemental Executive Retirement Plan for Alice Clark, Senior Vice President

13            Annual Report to security holders.

14            Code of Ethics (Incorporated by reference to the Registrant’s Form 10-K for the year   ended December 31, 2003).

21            Subsidiaries of the registrant

23            Consent of independent auditors.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON BANCSHARES CORPORATION

(Registrant)

	By	/s/ David Cathell
Principal Executive Officer
Dated: March 30, 2005

	By	/s/ David Cathell
Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report was signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ David L. Seiders	Director & Vice Chairman	March 30, 2005
David L. Seiders

/S/ Cecil B. Mellott	Director & Chairman	March 30, 2005
Cecil B. Mellott

/S/ Robert C. Snyder	Director	March 30, 2005
Robert C. Snyder

/S/ Clyde H. Bookheimer	Director	March 30, 2005
Clyde H. Bookheimer

/S/ Ellis L. Yingling	Director	March 30, 2005
Ellis L. Yingling

/S/ Clair R. Miller	Director & Vice Chairman	March 30, 2005
Clair R. Miller

/s/ Martin R. Brown	Director	March 30, 2005
Martin R. Brown

/s/Robert L. Thomas	Director	March 30, 2005
Robert L. Thomas