Form 10-Q
period 2005-03-31
FULTON BANCSHARES CORP
filed 2005-05-16
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

Commission file number:  33-850626

FULTON BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania	25-1598464
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Lincoln Way East
McConnellsburg, Pennsylvania	17233
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(717) 485-3144

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                                  No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐                                  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2005
(Common stock, .625 par value)	492,790

FULTON BANCSHARES CORPORATION

PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ 000 omitted )

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$6,034	$12,809
Interest-bearing deposits in other banks	203	55
Federal funds sold	3,000	3,500
Cash and cash equivalents	9,237	16,364

Investment securities available for sale	28,181	18,985
Federal Reserve, Atlantic Central Bankers Bank and Federal Home Loan Bank stocks	979	1,207
Loans, net of reserve for loan losses 2005-$1,885; 2004-$1,821	90,405	92,649

Premises and equipment	3,555	3,596
Cash surrender value of life insurance	5,477	5,430
Accrued interest receivable	565	660
Real estate owned other than premises	804	1,534
Other assets	1,675	1,332

Total assets	$140,878	$141,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$15,763	$16,524
Interest bearing	93,229	93,097
	108,992	109,621

Other borrowed funds	15,000	15,000
Accrued interest payable	240	243
Other liabilities	1,355	1,375
Total liabilities	125,587	126,239

Stockholders’ Equity
Common stock: par value $.625 per share; 4,000,000 shares authorized; 495,000 shares issued	309	309
Additional paid-in capital	2,051	2,051
Retained earnings	13,286	13,226
Accumulated other comprehensive income (loss)	(266)	21
Treasury stock; shares at cost- 2005 - 2,210; 2004 - 2,210	(89)	(89)
Total stockholders’ equity	15,291	15,518
Total liabilities and stockholders’s equity	$140,878	$141,757

Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2005 and 2004

(UNAUDITED)

($ 000 omitted except per share)

	2005	2004

Interest Income
Interest and fees on loans	$1,507	$1,608
Interest and dividends on investment securities:
Other U.S. Government agencies	64	67
Mortgage-backed securities	132	22
Obligations of state and political subdivisions- tax exempt	52	52
FNMA and FHLMC preferred stock	0	160
Other interest and dividends	10	7
Interest on federal funds sold	19	0
Total interest income	1,784	1,916

Interest Expense
Interest on deposits	474	498
Interest on federal funds purchased	0	11
Interest on other borrowed money	222	225
Total interest expense	696	734

Net interest income before provision for loan losses	1,088	1,182

Provision for Loan Losses	70	0

Net interest income after provision for loan losses	1,018	1,182

Other Income

Service charges on deposit accounts	38	45
Other service charges and fees	52	31
Earnings-Cash surrender value of life insurance	58	62
Trust services	2	0
Gain (loss) on sale of investment securities	0	4
Gain on sale of OREO property	19	4
Gain on sale of loans	1	13
Other income	2	4
Total other income	172	163

Other Expenses
Salaries, fees and employee benefits	438	431
Net occupancy expense of bank premises and furniture and equipment expense	207	212
Professional and loan-related fees	153	46
Data processing	74	75
FDIC insurance premiums	50	4
Other expenses	225	246
Total other expenses	1,147	1,014

Income (loss) before income taxes	43	331
Applicable income tax (benefit)	(17)	48

Net income	$60	$283

Earnings per common share	$0.12	$0.57
Cash dividends declared per share	$0	$0.23

Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

($000 omitted)

	2005	2004

Net Income	$60	$283

Unrealized gain (loss) on investments available for sale, net of tax	(287)	465

Reclassification adjustment for gains (losses) included in net income	0	4

Comprehensive income (loss)	$(227)	$752

Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(UNAUDITED)

($000 omitted)

	2005	2004
Cash flows from operating activities:
Net Income	$60	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	108
Provision for loan losses	70	0
(Increase) decrease in accrued interest receivable	95	(71)
Decrease in accrued interest payable	(3)	(89)
Increase in CSV-Life Insurance	(47)	(52)
Gain on sale - Securities	0	(4)
Gain on sale - OREO	(19)	(4)
Gain on sale of loans	0	(13)
Other - Net	(213)	75

Net cash provided by operating activities	29	233

Cash flows from investing activities:
Purchase of investment securities - Available-for-sale	(10,055)	(3,523)
Net redemption of Federal Home Loan Bank Stock	229	115
Sales of available-for-sale securities	0	1,004
Maturities of available-for-sale securities	421	2,213
Net decrease in loans	2,175	1,455
Proceeds from sale of OREO	749	27
Purchases of & deposits on bank premises and equipment	(46)	(18)

Net cash provided (used) by investing activities	(6,527)	1,273

Cash flows from financing activities:
Net increase (decrease) in deposits	(629)	1,679
Dividends paid	0	(113)
Net increase (decrease) in other borrowed money	0	(1,675)

Net cash provided (used) by financing activities	(629)	(109)

Net increase (decrease) in cash and cash equivalents	(7,127)	1,397

Cash and cash equivalents, beginning balance	16,364	3,853

Cash and cash equivalents, ending balance	$9,237	$5,250

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$699	$823
Income taxes	0	0

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain on investments available for sale (net of deferred taxes)	(287)	465

Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1. Basis of Presentation

The financial information presented at and for the three months ended March 31, 2005 and 2004 is unaudited. Information presented at December 31, 2004 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with notes to the financial statements contained in the 2004 Annual Report to Stockholders.

In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Readers should carefully review the risk factors described in other documents the Fulton Bancshares Corporation files from time to time with the Securities and Exchange Commission.

Note 2. Principles of Consolidation

The consolidated financial statements include the accounts of the Fulton Bancshares Corporation and its wholly-owned subsidiaries, Fulton County National Bank & Trust Company and the Fulton County Community Development Corporation (together, the “Corporation”). All significant intercompany transactions and accounts have been eliminated.

Note 3. Cash Flows

For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions “cash and due from banks” and “federal funds sold”. As permitted by Statement of Financial Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the statements of cash flows.

Note 4. Federal Income Taxes

For financial reporting purposes the provision for loan losses charged to operating expense is based on management’s judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred income taxes are provided in the financial statements. Federal income taxes were computed after reducing pretax accounting income for nontaxable municipal and loan income.

Note 5. Other Commitments

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the Corporation does not anticipate any losses as a result of these transactions.

Note 6. Investment Securities

The carrying amounts of investment securities and their approximate fair values at March 31, 2005 were as follows:

($ 000 omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment securities available for sale:

State & Municipal Securities	$5,395	$30	$(48)	$5,377

U.S. Government Agencies	8,235	0	(125)	8,110

Mortgage-backed Securities	14,897	15	(275)	14,637

Equity securities	59	0	(2)	57

	$28,586	$45	$(450)	$28,181

There were no securities categorized “Held-to-maturity” or “Trading” at March 31, 2005.

Note 7. Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. Consequently, a “Statement of Comprehensive Income” has been included in this filing.

Note 8. Earnings per Share

Earnings per common share were computed based on the weighted average of shares of common stock outstanding, which was 492,790 shares.

Note 9. Regulatory and Other Matters

Fulton County National Bank and Trust Company, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency.  The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.

On March 23, 2005, the Bank’s Board of Directors entered into a “Stipulation and Consent to the Issuance of a Consent Order” (the “Consent Order”) with the Office of the Comptroller of the Currency (OCC).  The Consent Order requires the Bank to implement and improve operating procedures and processes within stipulated timeframes. Under the Consent Order, the Bank is required prospectively to maintain higher minimum capital ratios than the normal industry minimums.  Under the Consent Order, the Bank must obtain OCC approval before any executive officers or directors can be added to the Bank’s management.  The payment of dividends has also been temporarily suspended without prior OCC approval.

Similar restrictions have been placed on the holding company, Fulton Bancshares Corporation, by the Federal Reserve Bank.  The Corporation is considered to be in “troubled” condition, as that term is defined in Regulation Y, 12 C.F.R.225.71(d).  On May 9, 2005 the Board of Directors of the Corporation signed a Memorandum of Understanding (“MOU”) dated May 9, 2005 issued by Federal Reserve Bank (“Reserve Bank”).  The principle elements of the MOU are as follows:  The Corporation may not issue dividends not incur debt not in the ordinary course of business without approval of the Reserve Bank, the Corporation may not repurchase it’s own stock without approval of the Reserve Bank, the Corporation must appoint a compliance committee and conduct an assessment of the external audit firm’s ability to audit an organization, such as the Corporation, which is subject to the Sarbanes Oxley Act and the Corporation is required to ensure that its wholly owned subsidiary, The Fulton County National Bank & Trust Company, complies with the supervisory actions imposed by the Office of the Comptroller of the Currency.

The OCC has also informed the Bank of possible violations of laws and regulations with regard to the Bank Secrecy Act, the Truth-In-Lending Act, and the Real Estate Settlement Procedures Act which could result in future fines and penalties to the Bank and possible reimbursements.  The amount of any future fines or reimbursements cannot be reasonably estimated at March 31, 2005.

Because of the possible regulatory violations and other OCC scrutiny, the Bank’s FDIC insurance premiums and OCC assessment fees will increase by approximately $ 168,000 in 2005.  Other costs of compliance with the Consent Order cannot be reasonably estimated at this time.

In addition, on March 4, 2005, the Bank terminated its President.  While no litigation has been initiated through May 9, 2005, litigation may ensue if certain matters are not amicably resolved between the Bank and its former President.

FULTON BANCSHARES CORPORATION MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net after tax income for the first three months of 2005 was $60,000 compared to $283,000 for the same period in 2004, representing a decrease of $223,000, or 79%. Net income on an adjusted per share basis for the first three months of 2005 was $.12 compared to $.57 per share realized during the first three months ended March 31, 2004.

RESULTS OF OPERATIONS

First Quarter 2005 vs. First Quarter 2004

Interest income for the first quarter of 2004 was $1,784,000 compared to $1,916,000 earned during the same period in 2004, for a decrease of $132,000, or 7%. The decrease was due primarily to a decrease in the average balance of loans and investments in 2005.  Loans have declined on average by 9% as a focus was to work out of problem credits.  Interest income also decreased due to a higher mix of liquid assets being held to allow for lowered overnight borrowing capacity at Federal Home Loan Bank of Pittsburgh.  Interest expense for the first quarter of 2005 was $696,000, a decrease of $38,000, or 5% compared to the first quarter of 2004. The decrease was due primarily to a decrease in the average balance of deposits and borrowings that offset higher deposit rates paid in 2005.  Due to higher Bank capital ratio requirements in the OCC Consent Order signed on March 23, 2005 and related borrowing restrictions, asset growth is constrained and more liquid assets will need to be maintained. Net interest income before the provision for loan losses for the first quarter of 2005 totaled $1,088,000, down $94,000, or 8%, from the first quarter of 2004.

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

NET INTEREST MARGIN

The net interest margin for the first three months of 2005 was 3.52% compared to 3.56% for the first three months of 2004. Liquidity and interest rate risk are monitored through asset liability management modeling. Management protects its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

First Quarter 2005 vs. First Quarter 2004

First quarter 2005 noninterest income increased $9,000 to $172,000 from $163,000, or 6%. Service charges on deposits decreased $7,000, or 16%, primarily due to a decrease in overdraft charges. Other fee income increased $21,000, or 67.0%, primarily due to a reversal of insurance income in 2004 and miscellaneous income related to OREO properties in 2005.  Net gains on sales of OREO property increased $15,000 in 2005.

NONINTEREST EXPENSE

First Quarter of 2005 vs. First Quarter 2004

First quarter 2005 noninterest expenses totaled $1,147,000, an increase of $133,000, or 13%, over the $1,014,000 for the first quarter of 2004. Salaries and employee-related expenses increased $7,000, or 2%, primarily due to increased salaries offset by a reduction in profit-sharing expense. Fixed asset expenses decreased $5,000, or 2%, primarily due to lower equipment/building maintenance and supplies costs. Professional expenses increased by $108,000 or 235% due to consultant and professional engagement necessitated by compliance with the Consent Order and other regulatory requirements.  FDIC insurance premiums increased 11 fold to $50,000 for the first three months of 2005 due to the regulatory ratings.  Other noninterest expenses decreased by $22,000, or 6%, primarily due to lower discretionary spending.

INCOME TAXES

The income tax benefit for the first three months of 2005 was $(17,000) compared to a provision expense of $48,000 for the first three months of 2004. Effective tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were different for each period primarily due to the relationship of non taxable investment security income to total taxable income.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $70,000 for the first three months of 2005 compared with $0 for the first three months of 2004. Provisions were based on management’s evaluation of the adequacy of the reserve for possible loan losses at March 31, 2005 and 2004 and represents amounts deemed necessary to maintain the reserve at the appropriate level based on size, mix, and quality of the loan portfolio, and considering economic conditions and other relevant risk factors. A summary of the allowance for loan losses is as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004

Beginning of period	$1,821	$1,900

Loans charged-off during the period:
Real estate loans	0	0
Installment loans	8	12
Commercial and all other loans	0	0
Total charge-offs	8	12

Recoveries of Loans previously charged-off:
Real estate loans	1	1
Installment loans	1	4
Commercial and all other loans	0	0
Total charge-offs	2	5

Net loans (charged off) recovered	(6)	(7)

Provision for loan losses charged to operations	70	0

Allowance for loan losses- end of period	$1,885	$1,893

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at March 31:

	90 Days or More Past Due		Nonaccrual Status
	2005	2004	2005	2004
Loans secured by real estate	$0	$182	$693	$3,289

Personal loans	0	0	0	75

Commercial and other loans	0	0	774	771
Total	$0	$182	$1,467	$4,135

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment primarily based on the loan’s collateral fair value and other observable data.   A watch list of loans is identified for evaluation based on regulatory examinations and internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit and general economic conditions within the Corporation’s trading area.

The increase in the provision for loan losses expense for 2005 compared to 2004 was a result of the measurement of the adequacy of the allowance for loan losses at each period.

FINANCIAL CONDITION

Assets

Total assets on March 31, 2005 were $140,878,000 compared to $141,757,000 at December 31, 2004, a decrease of 1%. Net loans on March 31, 2005 stood at $90,405,000, a decrease of 2% from $92,649,000 on December 31, 2004. The loan decrease was due to payoffs from workouts of classified loans and loan refinancing elsewhere due to competitive rate and structure factors.  Investments securities increased and cash decreased from December 31, 2004 as proceeds from a late 2004 security sale was reemployed in investment securities in early 2005.

Liabilities

Total deposits decreased 1% to $108,992,000 as of March 31, 2005 compared with $109,621,000 at December 31, 2004. Noninterest-bearing demand deposits decreased 5% mainly due to the varying cash flow needs of business customers between the two dates.   Interest-bearing deposits were similar at the end of each period.

Off-Balance Sheet Items

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amounts of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on- balance-sheet instruments.

Financial Instruments whose contract amounts represent credit risk at March 31, 2005 are:

Contract or Notional Amount

Commitments to extend credit	$11,029,000
Standby letters of credit and financial guarantees written	$128,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income- producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments when deemed necessary by management.

Liquidity and Interest Rate Sensitivity

Liquidity and interest rate sensitivity are related to, but distinctly different from one another. Liquidity involves the bank’s ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Adequate liquidity to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs have traditionally been provided by access to the marketplace to obtain interest-bearing deposits and other borrowings, including significant borrowing capacity available through Federal Home Loan Bank. At March 31, 2005, the Bank had borrowings of $15,000,000 at Federal Home Loan Bank, representing no change from December 31, 2004. On March 29, 2005, the Bank was requested to identify and deliver specific investment securities and loans to collateralize this borrowing.  Because of rules on collateral eligibility, this requirement significantly reduced additional borrowing capacity at the Federal Home Loan Bank for the time being.  The bank responded by establishing new unsecured and collateralized borrowing lines of credit at other banks totaling $ 4,000,000.  Management measures liquidity ratios and balance sheet trends on a frequent basis to measure and control liquidity risk.

Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. Management models net interest income at risk in various interest rate environments as its primary method of measuring interest rate risk and developing balance sheet management strategies to minimize this risk.

Capital

Stockholders’ equity was $15,291,000 at March 31, 2005 compared with $15,518,000 at December 31, 2004, a decrease of 1%. Accumulated earnings were offset by an unfavorable $287,000 increase in net unrealized losses (net of tax effect) for the first three months of 2005. Total stockholders’ equity represented 10.85% of total assets at March 31, 2005. In compliance with regulatory restrictions, no cash dividends were paid the first three months of 2005, while $.23 per share were paid for the first three months of 2004. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 2% of its shares of outstanding common stock. Additionally, on December 18, 2003, the company announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 1,000 shares of outstanding common stock. As of March 31, 2005, the company had repurchased 2,210 shares, representing 0.45% of its shares of outstanding common stock. As a condition of the March 23, 2005 Consent Order and the May 9, 2005 Memorandum of Understanding with the Federal Reserve Bank, the Company has agreed to not declare dividends without the prior written approval of these regulators and to terminate the stock repurchase plans.  The Company’s stock purchase plan was terminated by the Board of Directors on April 11, 2005.

REGULATORY CAPITAL

The Consent Order requires the Company to maintain capital ratios that are well above the capital levels normally required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation’s capital ratios to regulatory minimum requirements at March 31, 2005 is as follows:

	Fulton Bancshares Corporation	Regulatory Minimum Requirements	Increased Regulatory Bank Minimum Requirement By Consent Order

Leverage ratio	11.14%	4.00%	10.00%

Risk-based capital ratios:

Tier I (core capital)	17.26%	4.00%	14.00%

Combined Tier I and Tier II (core capital plus allowance for loan losses)	18.52%	8.00%

BALANCE SHEET ANALYSIS

The following table highlights the changes in the balance sheet. Because quarter end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

BALANCE SHEET ANALYSIS

(in 000’s)

Balance Sheets Condensed

Average

	First Quarter 2005	First Quarter 2004

ASSETS
Federal Funds Sold	$4,369	$0
Securities Available for Sale /Other Investments	27,563	31,865
Loans	93,443	102,726
Total interest-earning assets	125,375	134,591

Cash and Due from Banks	3,441	4,200
Bank Premises and Equipment	3,579	3,734
All Other Assets	8,193	6,468
Allowance for Loan Losses	(1,827)	(1,901)
Total Assets	$138,761	$147,092

LIABILITIES
Interest-bearing deposits	$91,953	$97,426
Federal Funds Purchased	7	250
Other Short-term Borrowings	15,000	18,714
Total interest-bearing liabilities	106,960	116,390

Non-interest bearing deposits	15,495	13,675
All Other Liabilities	738	426
Total Liabilities	123,193	130,491

STOCKHOLDERS’ EQUITY
Common Stockholders’ Equity	15,667	16,923
Net unrealized holding losses, net of tax	(99)	(322)
Total Stockholders’ Equity	15,568	16,601

Total Liabilities and Stockholders’ Equity	$138,761	$147,092

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. See Management’s Discussion and Analysis for further discussion of market risk.

ITEM 4 - CONTROLS AND PROCEDURES

The company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Based on such evaluation, such officers have concluded that, as of March 31, 2005, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2005.

PART II - OTHER INFORMATION

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the opinion of the management of the Corporation, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiary are a party or to which their property is subject.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 – Exhibits

(a)  Exhibits:

Exhibit Number Referred to Item 601 of Regulation S-K: Description of Exhibit:

3(i) Articles of Incorporation. Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

3(ii) By-laws. Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

10.1 Salary Continuation Agreement and Second Amendment - Chief Executive Officer. Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

10.2 Director Deferred Compensation Plan Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

10.3 Director Emeritus Retirement Agreement Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

Date: May 9, 2005	By:	/s/David W. Cathell
David W. Cathell ,
Acting President and Chief Executive Officer

Date: May 9, 2005	By:	/s/David W. Cathell
David W. Cathell ,
Senior Vice President and Chief Financial Officer