Form 10-Q/A
period 2005-03-31
FULTON BANCSHARES CORP
filed 2005-06-29
CIK 850626

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

Similar restrictions have been placed on the holding company, Fulton Bancshares Corporation, by the Federal Reserve Bank.  The Corporation is considered to be in “troubled” condition, as that term is defined in Regulation Y, 12 C.F.R.225.71(d).  The designation was due to serious concerns in a Federal Reserve Inspection Report commenced January 31, 2005 and concluded February 17, 2005 and the Office of the Comptroller of the Currency (OCC) Report of Examination on the Corporation's wholly-owned bank subsidiary commenced August 10, 2004 and received in the final form in February, 2005.  The OCC, the Bank's primary regulator, provided a letter of concern based on the preliminary findings of the Examination dated November 23, 2004.  The concerns in the OCC Report of Examination were reflected in the Order referenced above.  On May 9, 2005 the Board of Directors of the Corporation signed a Memorandum of Understanding (“MOU”) dated May 9, 2005 issued by Federal Reserve Bank (“Reserve Bank”).  The principle elements of the MOU are as follows:  The Corporation may not issue dividends not incur debt not in the ordinary course of business without approval of the Reserve Bank, the Corporation may not repurchase it’s own stock without approval of the Reserve Bank, the Corporation must appoint a compliance committee and conduct an assessment of the external audit firm’s ability to audit an organization, such as the Corporation, which is subject to the Sarbanes Oxley Act and the Corporation is required to ensure that its wholly owned subsidiary, The Fulton County National Bank & Trust Company, complies with the supervisory actions imposed by the Office of the Comptroller of the Currency.

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

PROVISION FOR LOAN LOSSES

Provision for loans losses was $70,000 for the first three months of 2005 compared with $0 for the first three months of 2004.

The provision expense increased in 2005 compared to 2004 due to the increased amount of the classified loans between the two periods which increased the Bank's risk-based allowance on such loans.  The additional classified loans were tested for impairment and a higher provision was necessary in 2005 compared to 2004, based on management's evaluation of the adequacy of the allowance for possible loan losses at March 31, 2005 and 2004 and represents amounts deemed necessary to maintain the allowance at the appropriate level.  A regulatory examination conducted in 2004 and subsequent independent loan review conducted in the first quarter of 2005 adversely classified additional loans primarily because of structural weaknesses and lack of adequate financial analysis in underwriting new loans and renewing existing loans.  The examination and review also cited weaknesses in credit risk practices, changes in lending philosophy and unreliable historical loss trends as reason for a continued higher allowance despite the decrease in the amount of nonaccrual loans between the two periods. A summary of the allowance for loan losses is as follows:

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

Date: June 2, 2005	By:	/s/David W. Cathell
David W. Cathell ,
Acting President and Chief Executive Officer

Date: June 2, 2005	By:	/s/David W. Cathell
David W. Cathell ,
Senior Vice President and Chief Financial Officer