Form 10-Q
period 2005-06-30
FULTON BANCSHARES CORP
filed 2005-08-11
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Yes   ☒    No   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2005
(Common stock, .625 par value)	492,790

FULTON BANCSHARES CORPORATION

PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ 000 omitted )

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,781	$12,809
Interest-bearing deposits in other banks	396	55
Federal funds sold	4,800	3,500
Cash and cash equivalents	8,977	16,364

Investment securities available for sale	32,875	18,985
Federal Reserve, Atlantic Central Bankers Bank and Federal Home Loan Bank stocks	993	1,207
Loans, net of reserve for loan losses 2005-$1,905; 2004-$1,821	83,642	92,649

Premises and equipment	3,591	3,596
Cash surrender value of life insurance	5,524	5,430
Accrued interest receivable	551	660
Real estate owned other than premises	700	1,534
Other assets	1,430	1,332

Total assets	$138,283	$141,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$16,333	$16,524
Interest bearing	89,793	93,097
	106,126	109,621

Other borrowed funds	15,000	15,000
Accrued interest payable	247	243
Other liabilities	1,463	1,375
Total liabilities	122,836	126,239

Stockholders’ Equity
Common stock: par value $.625 per share; 4,000,000 shares authorized; 495,000 shares issued	309	309
Additional paid-in capital	2,051	2,051
Retained earnings	13,211	13,226
Accumulated other comprehensive income (loss)	(35)	21
Treasury stock; shares at cost- 2005- 2,210; 2004 - 2,210	(89)	(89)
Total stockholders’ equity	15,447	15,518
Total liabilities and stockholders’s equity	$138,283	$141,757

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended June 30, 2005 and 2004

UNAUDITED

($ 000 omitted except per share)

	2005	2004
		(As Restated)
Interest Income
Interest and fees on loans	$1,466	$1,571
Interest and dividends on investment securities:
Other U.S. Government agencies	64	77
Mortgage-backed securities	151	19
Oligations of state and political subdivisions- tax exempt	52	52
FNMA and FHLMC preferred stock	—	147
Other interest and dividends	4	8
Interest on federal funds sold	42	4
Total interest income	1,779	1,878

Interest Expense
Interest on deposits	486	504
Interest on federal funds purchased	—	1
Interest on other borrowed money	225	225
Total interest expense	711	730

Net interest income before provision for loan losses	1,068	1,148

Provision for Loan Losses	17	261

Net interest income after provision for loan losses	1,051	887

Other Income

Service charges on deposit accounts	41	45
Other service charges and fees	42	40
Earnings-Cash surrender value of life insurance	60	63
Trust services	—	1
Gain (loss) on sale of investment securities	—	6
Gain on sale of OREO property	—	8
Gain on sale of assets	9	—
Gain on sale of loans	—	—
Other income	2	6
Total other income	154	169

Other Expenses
Salaries, fees and employee benefits	479	482
Net occupancy expense of bank premises and furniture and equipment expense	197	205
Professional and loan-related fees	302	70
Data processing	83	61
FDIC insurance premiums	48	4
Other expenses	266	267
Total other expenses	1,375	1,089

Income (loss) before income taxes	(170)	(33)
Applicable income tax (benefit)	(95)	(7)

Net income (loss)	$(75)	$(26)

Earnings per common share	$(0.15)	$(0.05)
Cash dividends declared per share	$—	$0.23

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
		(As Restated)
Net Income (Loss)	$(75)	$(26)

Unrealized gain (loss) on investments available for sale, net of tax	231	(1,073)

Reclassification adjustment for gains (losses) included in net income	—	6

Comprehensive income (loss)	$156	$(1,093)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Six Months Ended June 30, 2005 and 2004

UNAUDITED

($ 000 omitted except per share)

	2005	2004
		(As Restated)
Interest Income
Interest and fees on loans	$2,973	$3,179
Interest and dividends on investment securities:
Other U.S. Government agencies	128	144
Mortgage-backed securities	283	41
Oligations of state and political subdivisions- tax exempt	104	104
FNMA and FHLMC preferred stock	—	307
Other interest and dividends	14	15
Interest on federal funds sold	61	4
Total interest income	3,563	3,794

Interest Expense
Interest on deposits	960	1,002
Interest on federal funds purchased	—	12
Interest on other borrowed money	447	450
Total interest expense	1,407	1,464

Net interest income before provision for loan losses	2,156	2,330

Provision for Loan Losses	87	261

Net interest income after provision for loan losses	2,069	2,069

Other Income

Service charges on deposit accounts	79	90
Other service charges and fees	94	71
Earnings-Cash surrender value of life insurance	118	125
Trust services	2	1
Gain (loss) on sale of investment securities	—	10
Gain on sale of OREO property	19	12
Gain on sale of assets	9	—
Gain on sale of loans	1	13
Other income	4	10
Total other income	326	332

Other Expenses
Salaries, fees and employee benefits	917	913
Net occupancy expense of bank premises and furniture and equipment expense	404	417
Professional and loan-related fees	455	116
Data processing	157	136
FDIC insurance premiums	98	8
Other expenses	491	513
Total other expenses	2,522	2,103

Income (loss) before income taxes	(127)	298
Applicable income tax (benefit)	(112)	41

Net income (loss)	$(15)	$257

Earnings per common share	$(0.03)	$0.52
Cash dividends declared per share	$—	$0.46

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX  MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
		(As Restated)
Net Income (Loss)	$(15)	$257

Unrealized gain (loss) on investments available for sale, net of tax	(56)	(608)

Reclassification adjustment for gains (losses) included in net income	—	10

Comprehensive income (loss)	$(71)	$(341)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(UNAUDITED)

	2005	2004
		(As Restated)
Cash flows from operating activities:
Net Income (Loss)	$(15)	$257
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	172	197
Provision for loan losses	87	261
(Increase) decrease in accrued interest receivable	108	(12)
Increase (decrease) in accrued interest payable	3	(8)
Increase in CSV-Life Insurance	(95)	(104)
Gain on sale - securities	—	(10)
Gain on sale - OREO	(19)	(12)
Gain on sale - land	(9)
Gain on sale -loans	—	(13)
Other - Net	26	137

Net cash provided by operating activities	258	693

Cash flows from investing activities:
Purchase of investment securities - Available-for-sale	(15,053)	(3,523)
Net redemption of Federal Home Loan Bank Stock	215	343
Sales of available-for-sale securities	—	1,080
Maturities of available-for-sale securities	1,071	3,451
Net decrease in loans	8,921	3,602
Proceeds from sale of OREO	853	(1,398)
Proceeds from sale of land	25	—
Purchases of & deposits on bank premises and equipment - net	(182)	(160)

Net cash provided (used) by investing activities	(4,150)	3,395

Cash flows from financing activities:
Net increase (decrease) in deposits	(3,495)	1,752
Purchase of treasury stock	—	(1)
Dividends paid	—	(227)
Net increase (decrease) in other borrowed money	—	(3,825)

Net cash provided (used) by financing activities	(3,495)	(2,301)

Net increase (decrease) in cash and cash equivalents	(7,387)	1,787

Cash and cash equivalents, beginning balance	16,364	3,853

Cash and cash equivalents, ending balance	$8,977	$5,640

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$1,404	$1,552
Income taxes	17	—

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain on investments available for sale (net of deferred taxes)	(56)	(608)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the six months ended June 30, 2005 and 2004 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99.1 to the 10-Q filing.

Note 1. Restatement and Basis of Presentation

Restatement

The Office of the Comptroller of the Currency Report of Examination on the Corporation’s wholly-owned bank subsidiary which commenced August 10, 2004 and was delivered to the Bank in final form in February, 2005 included a finding that the Bank must add at least a $250,000 provision to the Reserve for Possible Loan Losses at June 30, 2004.  The Bank’s calculation of the necessary provision was $261,000. The Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2004, the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2004 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 were amended to reflect the additional $261,000 provision expense and the related reduction of applicable income taxes.

Basis of Presentation

The financial information presented at and for the six months ended June 30, 2005 and 2004 is unaudited. Information presented at December 31, 2004 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with notes to the financial statements contained in the 2004 Annual Report to Stockholders.

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

Note 6. Investment Securities

The carrying amounts of investment securities and their approximate fair values at June 30, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ 000 omitted)	Cost	Gains	Losses	Value

Investment securities available for sale:

State & Municipal Securities	$5,394	$76	$0	$5,470

U.S. Government Treasury Securities	4,998	0	0	4,998

U.S. Government Agency Securities	8,237	0	(85)	8,152

Mortgage-backed Securities	14,242	15	(60)	14,197

Equity Securities	59	0	(1)	58

	$32,930	$91	$(146)	$32,875

There were no securities categorized “Held-to-maturity” or “Trading” at June 30, 2005.

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

Note 9. Regulatory Matters and Settlement with Former President

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

On March 23, 2005, the Bank’s Board of Directors entered into a “Stipulation and Consent to the Issuance of a Consent Order” (the “Consent Order”) with the Office of the Comptroller of the Currency (OCC).  The Consent Order includes 24 articles that commence by requiring the Bank to form a Compliance Committee and develop an action plan (“Plan”) to comply with the remaining articles.  The Plan requires the development of a strategic plan, the appointment of certain management and officers and the commission of a management and board supervision study. The Plan also requires the development of a three-year profit plan and capital plan, the requirement to maintain certain capital ratios, improvement in interest rate risk management, a consultant study of compliance with Truth-In-Lending and RESPA, and a review of the methodology of determining ALLL.  The Plan further requires the Bank to engage and retain a qualified third-party loan review, to develop a criticized assets improvement program, to implement a loan portfolio management improvement program and to implement improved reporting and information systems for the loan portfolio.  Further articles of the Plan require a qualified, independent consultant to assess compliance with the Bank Secrecy Act (“BSA”), Money Laundering Control Act, suspicious activities, and the rules and regulations of the Office of Foreign Assets and Control, the development of a BSA compliance program, a study of the audit function with emphasis on BSA compliance, and a written program on Suspicious Activity Reports.  Other articles of the Plan require the development of a customer information security program, a disaster recovery plan, and a liquidity contingency plan.  Finally, an article requires the Board to take all necessary steps to ensure that the Bank corrects each violation of law, rule or regulation cited in Reports of Examination.  The remaining articles are administrative in nature.

Under the Consent Order, the Bank must obtain OCC approval before any executive officers or directors can be added to the Bank’s management.  The payment of dividends has also been temporarily suspended without prior OCC approval.

Similar restrictions have been placed on the holding company, Fulton Bancshares Corporation, by the Federal Reserve Bank.  The Corporation is considered to be in “troubled” condition, as that term is defined in Regulation Y, 12 C.F.R.225.71(d).  The designation was due to serious concerns in a Federal Reserve Inspection Report commenced January 31, 2005 and concluded February 17, 2005 and the Office of the Comptroller of the Currency (OCC) Report of Examination on the Corporation’s wholly-owned bank subsidiary commenced August 10, 2004 and received in the final form in February, 2005. The OCC, the Bank’s primary regulator, provided a letter of concern based on the preliminary findings of the Examination dated

November 23, 2004.  The concerns in the OCC Report of Examination were reflected in the Consent Order referenced above.

On May 9, 2005 the Board of Directors of the Corporation signed a Memorandum of Understanding (“MOU”) dated May 9, 2005 issued by Federal Reserve Bank (“Reserve Bank”).  The principle elements of the MOU are as follows:  The Corporation may not issue dividends nor incur debt not in the ordinary course of business without approval of the Reserve Bank, the Corporation may not repurchase its own stock without approval of the Reserve Bank, the Corporation must appoint a compliance committee and conduct an assessment of the external audit firm’s ability to audit an organization, such as the Corporation, which is subject to the Sarbanes Oxley Act and the Corporation is required to ensure that its wholly owned subsidiary, The Fulton County National Bank & Trust Company, complies with the supervisory actions imposed by the Office of the Comptroller of the Currency.

The OCC has also informed the Bank of possible violations of laws and regulations with regard to the Bank Secrecy Act, the Truth-In-Lending Act, and the Real Estate Settlement Procedures Act which could result in future fines and penalties to the Bank and possible reimbursements.  The amount of any future fines or reimbursements cannot be reasonably estimated at June 30, 2005.

Because of the possible regulatory violations and other OCC scrutiny, the Bank’s FDIC insurance premiums and OCC assessment fees will increase by approximately $ 168,000 in 2005.

Because compliance with the Order will require reallocation and increases in internal resources and the engagement of various vendors and consultants, the cost of compliance and the effect on results of operations is expected to be material; however the cost of compliance with the Order cannot be reasonably estimated at this time.

The Bank intends to take actions required by the Order to remediate the identified weaknesses by forming a Board Compliance Committee that will direct and monitor the completion of the specific requirements of Order by use of internal resources and the retention of qualified vendors and consultants.

In addition, on March 4, 2005, the Bank terminated its President.  The Boards of Directors of Fulton Bancshares Corporation and The Fulton National Bank and Trust Company entered into a Settlement Agreement and General Release with its former President which became effective on June 15, 2005. The terms of the Settlement Agreement are summarized as follows.

The former President’s termination on March 4, 2005 from employment as an officer or employee of the Bank remained in effect. The former President resigned as a member of the Boards of Directors and any other officer or employment position he held with the Corporation and the Bank, effective June 15, 2005. The former President acknowledged his March 4, 2005 separation from employment by the Corporation and the Bank and agreed that he will not challenge the legal validity of that separation. The former President agreed not to seek employment with the Corporation or the Bank.

The principal balances of a loan to the former President and two other loans in the aggregate approximate amount of $185,000 were required to be paid in full with interest and other charges as required by the applicable loan documents to the Bank within thirty days of the effective date.  In addition, the former President was required to assign Pittsburgh Steelers ticket licensing rights for six seats to the Bank.

The Bank agreed to no longer take the position under the Salary Continuation Agreement known generically as a Supplemental Employee Retirement Plan dated September 1, 1995 and subsequently amended (together, “SERP”) that the former President’s termination was for cause, thereby allowing the former President to apply to the OCC and the Federal Deposit Insurance Corporation (“FDIC”) for permission to obtain such part of his SERP as the regulators or the courts determine that the Bank must pay. If the SERP payments are not approved by the OCC and FDIC, and such regulatory disapproval is upheld by any subsequent judicial review, then the Bank agreed to pay the former President only one year of severance pay at his final annual salary, if authorized by the regulators to do so.  The former President agreed to not challenge the legal validity of the Bank’s payment under the SERP of the amount determined by the regulators or a final valid court order. The Bank agreed to not file a civil action requesting the return by the former President of monies paid to him under the Bank’s 401(k) plan or the SERP.

The Directors as individuals and shareholders released the former President from liability related to his employment with the Corporation and the Bank.  The former President released the Corporation, Bank, and Directors from any liability related to termination of his employment with the Corporation and the Bank.

FULTON BANCSHARES CORPORATION MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

The Office of the Comptroller of the Currency Report of Examination on the Corporation’s wholly-owned bank subsidiary, which commenced August 10, 2004 and was delivered to the Bank in final form in February, 2005, included a finding that the Bank must add at least a $250,000 provision to the Reserve for Possible Loan Losses at June 30, 2004.  The Bank’s calculation of the necessary provision was $261,000. The Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2004, the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2004 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 were amended to reflect the additional $261,000 provision expense and the related reduction of applicable income taxes.  All discussion that follows is based on the restated amounts for the three months and six months periods ended June, 30, 2004.

OVERVIEW

Net after tax loss for the first six months of 2005 was ($15,000) compared to net income of $257,000 for the same period in 2004, representing a decrease of $272,000, or 106%. Net loss on an adjusted per share basis for the first six months of 2005 was ($.03) compared to $.52 income per share realized during the first six months ended June 30, 2004.

RESULTS OF OPERATIONS

Second Quarter 2005 vs. Second Quarter 2004

Interest income for the second quarter of 2005 was $1,779,000 compared to $1,878,000 earned during the same period in 2004, for a decrease of $99,000, or 5%. The decrease was due primarily to a decrease in the average balance of loans and investments in 2005.  Loans declined on average by 11% as the Bank focused on work out of problem credits.  Interest income also decreased due to a higher mix of liquid assets being held to allow for lowered overnight borrowing capacity at Federal Home Loan Bank of Pittsburgh.  Interest expense for the second quarter of 2005 was $711,000, a decrease of $19,000, or 3% compared to the second quarter of 2004. The decrease was due primarily to a decrease in the average balance of deposits and borrowings that offset higher deposit rates paid in 2005.  Due to higher Bank capital ratio requirements in the OCC Consent Order signed on March 23, 2005 and related borrowing restrictions, asset growth is constrained and more liquid assets are being maintained. Net interest income before the provision for loan losses for the second quarter of 2005 totaled $1,068,000, down $80,000, or 7%, from the second quarter of 2004.

Six Months 2005 vs. Six Months 2004

Interest income for the first six months of 2005 was $3,563,000 compared to $3,794,000 earned during the same period in 2004, for a decrease of $231,000, or 6%. The decrease was due primarily to a decrease in the average balance of loans and investments in 2005.  Loans declined on average by 10% as a focus was to work out of problem credits.  Interest income also decreased due to a higher mix of liquid assets being held to allow for lowered overnight borrowing capacity at Federal Home Loan Bank of Pittsburgh.  Interest expense for the first six months of 2005 was $1,407,000, a decrease of $57,000, or 4% compared to the first six months of 2004. The decrease was due primarily to a decrease in the average balance of deposits and borrowings that offset higher deposit rates paid in 2005.  Due to higher Bank capital ratio requirements in the OCC Consent Order signed on March 23, 2005 and related borrowing restrictions, asset growth is constrained and more liquid assets are being maintained. Net interest income before the provision for loan losses for the first six months of 2005 totaled $2,156,000, down $174,000, or 8%, from the first six months of 2004.

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

NET INTEREST MARGIN

The net interest margin for the first six months of 2005 was 3.47% compared to 3.56% for the first six months of 2004.The net interest margin declined mainly due to the change in mix of earning assets to more liquid assets and lower higher-earning loans in 2005 compared to 2004. Liquidity and interest rate risk are monitored through asset liability management modeling. Management protects its net interest margin by competitively pricing its loans and deposits and by structuring interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

Second Quarter 2005 vs. Second Quarter 2004

Second quarter 2005 noninterest income decreased $15,000 to $154,000, or 9% from $169,000 in the second quarter of 2004. Service charges on deposits decreased $4,000, or 9%, primarily due to a decrease in the number of overdraft charges. Other fees and other income decreased $6,000, or 6%, primarily due to lower earnings on bank owned life insurance and rental income in 2005.  Net gains on sales of various assets decreased $5,000 in 2005 primarily because of nonrecurring investment portfolio gains taken in 2004.

Six Months 2005 vs. Six Months 2004

Noninterest income for the first six months of 2005 decreased $6,000 to $326,000, or 2% from $332,000 in the first half of 2004. Service charges on deposits decreased $11,000, or 12%, primarily due to a decrease in the number of overdraft charges collected (the fee was unchanged year-over-year). Other fees and other income increased $11,000, or 5%, primarily due to miscellaneous income and recoveries and higher debit card income offsetting lower earnings on bank owned life insurance and the lack of secondary market fees earned in the previous year.   The Company is not currently selling residential mortgages into the secondary market. Net gains on sales of various assets decreased $6,000 in 2005 primarily because of nonrecurring investment portfolio and loan sale gains taken in 2004.

NONINTEREST EXPENSE

Second Quarter of 2005 vs. Second Quarter 2004

Second quarter 2005 noninterest expenses totaled $1,375,000, an increase of $286,000, or 26%, over the $1,089,000 for the second quarter of 2004. Salaries and employee-related expenses decreased $3,000, or 1%, primarily due to a reduction in profit-sharing and supplemental retirement plan expenses offsetting increased other personnel expenditures.  The second quarter also had a vacancy in the CEO position. Fixed asset expenses decreased $8,000, or 4%, primarily due to lower equipment/building maintenance and supplies costs.

Professional expenses increased by $232,000 or 331% due to consultant and legal engagements necessitated by compliance with the Consent Order and other regulatory requirements.  In addition, during the second quarter, legal and consultant expenses were incurred to arrive at a settlement with the former President and CEO.  FDIC insurance premiums increased 11 fold to $48,000 for the second quarter of 2005 due to the regulatory ratings. Data processing expenses increased $22,000 or 36% due to higher electronic delivery costs. Other noninterest expenses decreased by $1,000, primarily due to lower discretionary spending offsetting higher costs associated with the stock transfer service which was outsourced in 2005 and other holding company expenditures.

Six Months 2005 vs. Six Months 2004

Noninterest expenses for the first six months of 2005 totaled $2,522,000, an increase of $419,000, or 20%, over the $2,103,000 for the same period in 2004. Salaries and employee-related expenses increased $4,000 primarily due higher salary expenses in 2005 in the first quarter. Fixed asset expenses decreased $13,000, or 3%, primarily due to lower rental, maintenance and supplies costs.

Professional expenses increased by $339,000 or 292% due to consultant and professional engagements necessitated by compliance with the Consent Order and other regulatory requirements.  In addition, during the second quarter, legal and consultant expenses were incurred to arrive at a settlement with the former President and CEO.  FDIC insurance premiums increased 11 fold to $98,000 for the first six months of 2005 due to the regulatory ratings.  Other noninterest expenses decreased by $22,000, or 4%, primarily due to lower discretionary spending.

INCOME TAXES

The income tax benefit for the second quarter of 2005 was ($95,000) compared to a benefit of ($7,000) for the second quarter of 2004. The income tax benefit for the first six months of 2005 was $(112,000) compared to a provision expense of $41,000 for the first six months of 2004. Effective tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were different for each period primarily due to the relationship of non taxable investment security income to total taxable income.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $17,000 for the second quarter of 2005 compared with $261,000 for the second quarter of 2004. Provision for loan losses was $87,000 for the first six months of 2005 compared with $261,000 for the first six months of 2004. Provisions were based on management’s evaluation of the adequacy of the reserve for possible loan losses at June 30, 2005 and 2004 and represents amounts deemed necessary to maintain the reserve at the appropriate level based on size, mix, and quality of the loan portfolio, and considering economic conditions and other relevant risk factors. A summary of the allowance for loan losses is as follows:

	Six Months Ended
	June 30,	June 30,
	2005	2004

Beginning of period	$1,821	$1,900

Loans charged-off during the period:
Real estate loans	—	—
Installment loans	8	12
Commercial and all other loans	—	343
Total charge-offs	8	355

Recoveries of Loans previously charged-off:
Real estate loans	2	—
Installment loans	3	14
Commercial and all other loans	—	7
Total charge-offs	5	21

Net loans (charged off) recovered	(3)	(344)

Provision for loan losses charged to operations	87	261

Allowance for loan losses- end of period	$1,905	$1,827

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30:

	90 Days or More Past Due		Nonaccrual Status
	2005	2004	2005	2004
Loans secured by real estate	$—	$—	$538	$1,400

Personal loans	1	5	0	0

Commercial and other loans	—	—	1,531	106
Total	$1	$5	$2,069	$1,506

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

The decrease in the provision for loan losses expense for 2005 compared to 2004 was a result of lower net charge-offs experienced in 2005.  The provision expense in 2004 was mandated by an examination by the Bank’s primary regulator.

FINANCIAL CONDITION

Assets

Total assets on June 30, 2005 were $138,283,000 compared to $141,757,000 at December 31, 2004, a decrease of $3,474,000 or 2%. Net loans on June 30, 2005 stood at $83,642,000, a decrease of 10% from $92,649,000 on December 31, 2004. The loan decrease was due to payoffs from workouts of classified loans and loan refinancing elsewhere due to competitive rate and structure factors.  Investments securities increased and cash decreased from December 31, 2004 as proceeds from a late 2004 security sale were reemployed in investment securities in early 2005. Investments also increased from temporary deployment of proceeds of loan payoffs at quarter end.

Liabilities

Total deposits decreased $3,495,000 or 3% to $106,126,000 as of June 30, 2005 compared with $109,621,000 at December 31, 2004. Noninterest-bearing demand deposits decreased 1% mainly due to the varying cash flow needs of business customers between the two dates.   Interest-bearing deposits decreased $3,304,000 or 4% due to conservative rate positions due to lack of loan demand.

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

Contract or Notional Amount June 30, 2005

Financial Instruments whose contract amounts represent credit risk at June 30:

Commitments to extend credit	$10,101,000

Standby letters of credit and financial guarantees written	$40,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income- producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a second party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments when deemed necessary by management.

Liquidity and Interest Rate Sensitivity

Liquidity and interest rate sensitivity are related to, but distinctly different from one another. Liquidity involves the bank’s ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Adequate liquidity to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs have traditionally been provided by access to the marketplace to obtain interest-bearing deposits and other borrowings, including significant borrowing capacity available through Federal Home Loan Bank. At June 30, 2005, the Bank had borrowings of $15,000,000 at Federal Home Loan Bank, representing no change from December 31, 2004. On March 29, 2005, the Bank was requested to identify and deliver specific investment securities and loans to collateralize this borrowing.  Because of rules on collateral eligibility, this requirement significantly reduced additional borrowing capacity at the Federal Home Loan Bank for the time being.  The bank responded by establishing new unsecured and collateralized borrowing lines of credit at other banks totaling $4,000,000.  Management measures liquidity ratios and balance sheet trends on a frequent basis to measure and control liquidity risk.

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

Capital

Stockholders’ equity was $15,447,000 at June 30, 2005 compared with $15,518,000 at December 31, 2004, a decrease of $71,000. Accumulated net loss of $15,000 and a $56,000 net unrealized loss on available-for-sale securities (net of tax effect) accounted for the decrease. Total stockholders’ equity represented 11.17% of total assets at June 30, 2005. In compliance with regulatory restrictions, no cash dividends were paid in  2005, $.23 per share were paid for the second quarter of 2004 and a total of $.46 per share were paid in the first six months of 2004. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 2% of its shares of outstanding common stock. Additionally, on December 18, 2003, the Corporation announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 1,000 shares of outstanding common stock. As of December 31, 2004, the Corporation had repurchased 2,210 shares, representing 0.45% of its shares of outstanding common stock. As a condition of the March 23, 2005 Consent Order and the May 9, 2005 Memorandum of Understanding with the Federal Reserve Bank, the Company has agreed to not declare dividends without the prior written approval of these regulators and to terminate the stock repurchase plans.

REGULATORY CAPITAL

The Consent Order requires the Bank to maintain capital ratios that are well above the capital levels normally required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation’s capital ratios to regulatory minimum requirements at June 30, 2005 is as follows:

	Fulton	Regulatory	Increased Regulatory
	Bancshares	Minimum	Bank Minimum Requirement
	Corporation	Requirements	By Consent Order

Leverage ratio	11.15%	4.00%	10.00%

Risk-based capital ratios:

Tier I (core capital)	18.36%	4.00%	14.00%

Combined Tier I and Tier II (core capital plus allowance for loan losses)	19.62%	8.00%

BALANCE SHEET ANALYSIS

The following table highlights the changes in the balance sheet. Because quarter end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

BALANCE SHEET ANALYSIS

(in 000’s)

Balance Sheets Condensed

Average

	Second	Second
	Quarter 2005	Quarter 2004

ASSETS
Federal Funds Sold	$6,226	$625
Securities Available for Sale /Other Investments	29,421	30,284
Loans	89,388	100,595
Total interest-earning assets	125,035	131,504

Cash and Due from Banks	3,826	4,820
Bank Premises and Equipment	3,589	3,715
All Other Assets	8,276	8,445
Allowance for Loan Losses	(1,896)	(1,730)
Total Assets	$138,830	$146,754

LIABILITIES
Interest-bearing deposits	$90,661	$97,356
Federal Funds Purchased	2	—
Other Short-term Borrowings	15,000	16,075
Total interest-bearing liabilities	105,663	113,431

Non-interest bearing deposits	15,949	15,559
All Other Liabilities	1,696	1,544
Total Liabilities	123,308	130,534

STOCKHOLDERS’ EQUITY
Common Stockholders’ Equity	15,522	16,220
Total Stockholders’ Equity	15,522	16,220

Total Liabilities and Stockholders’ Equity	$138,830	$146,754

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. See Management’s Discussion and Analysis for further discussion of market risk.

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Based on such evaluation, such officers have concluded that, as of June 30, 2005, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2005.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the opinion of the management of the Corporation, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the corporation or its subsidiary are a party to or to which their property is subject.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of the Board of Directors of Fulton Bancshares Corporation was held on Monday, May 9, 2005.  Directors were re-appointed for 3 year terms expiring in 2008 based on the following votes cast:

	For	Withhold Authority
Martin R. Brown	332,855	39,292
David L. Seiders	285,523	86,624
Robert L. Thomas	330,359	41,788

Other directors and the year their respective terms expire are as follows:

Cecil B. Mellott	2006
Clair R. Miller	2006
Robert C. Snyder	2007
Ellis L. Yingling	2007

Item 5 – Other Information

The Corporation has issued a letter to shareholders that reviews the state of the Bank and the Corporation’s second quarter results of operations.  The letter is attached to the 10-Q as Exhibit 99.2.

Item 6 – Exhibits

(a)          Exhibits:

Exhibit Number Referred to Item 601 of Regulation S-K: Description of Exhibit:

3(i) Articles of Incorporation. Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission on December 31, 2004.

3(ii) By-laws. Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission on December 31, 2004.

10.1 Salary Continuation Agreement and Second Amendment - Chief Executive Officer. Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission on December 31, 2002.

10.2 Director Deferred Compensation Plan Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission on December 31, 2002.

10.3 Director Emeritus Retirement Agreement Incorporated by reference to registrant’s Form 10-K filed with the Securities and Exchange Commission on December 31, 2002.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1 Report of Independent Accountant on Interim Financial Statements

99.2 Letter to Shareholders dated August 15, 2005.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2005	By:	/s/George W. Millward
George W. Millward,
Interim President and Chief Executive Officer

Date: August 10, 2005	By:	/s/David W. Cathel
David W. Cathell,
Senior Vice President and
Chief Financial Officer