Form 10-Q
period 2005-09-30
FULTON BANCSHARES CORP
filed 2005-11-15
CIK 850626

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2005
(Common stock, .625 par value)	492,790

FULTON BANCSHARES CORPORATION

INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Condensed consolidated balance sheets - September 30, 2005 and December 31, 2004
Condensed consolidated statements of income - three months ended September 30, 2005 and 2004
Condensed consolidated statements of comprehensive income - three months ended September 30, 2005 and 2004
Condensed consolidated statements of income - nine months ended September 30, 2005 and 2004
Condensed consolidated statements of comprehensive income nine months ended September 30, 2005 and 2004
Condensed consolidated statements of cash flows - nine months ended September 30, 2005 and 2004
Notes to condensed consolidated financial statements
Item 2 - Management’s discussion and analysis of financial condition and results of operations
Item 3 - Quantitative and qualitative disclosures about market risk
Item 4 - Controls and procedures
PART II - OTHER INFORMATION
Item 1 - Legal proceedings
Item 2 - Unregistered sales of equity securities and use of proceeds
Item 3 - Defaults upon senior securities
Item 4 - Submission of matters to a vote of security holders
Item 5 - Other information
Item 6 - Exhibits
Signatures
Exhibits

PART I - FINANCIAL INFORMATION

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ 000 omitted )

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,739	$12,809
Interest-bearing deposits in other banks	364	55
Federal funds sold	8,250	3,500
Cash and cash equivalents	12,353	16,364

Investment securities available for sale	32,405	18,985
Federal Reserve, Atlantic Central Bankers Bank and Federal Home Loan Bank stocks	1,052	1,207
Loans, net of reserve for loan losses 2005-$1,903; 2004-$1,828	81,617	92,649

Premises and equipment	3,522	3,596
Cash surrender value of life insurance	5,572	5,430
Accrued interest receivable	566	660
Real estate owned other than premises	700	1,534
Other assets	1,570	1,332

Total assets	$139,357	$141,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$17,740	$16,524
Interest bearing	89,769	93,097
	107,509	109,621

Other borrowed funds	15,000	15,000
Accrued interest payable	247	243
Other liabilities	1,456	1,375
Total liabilities	124,212	126,239

Stockholders’ Equity
Common stock: par value $.625 per share; 4,000,000 shares authorized; 495,000 shares issued	309	309
Additional paid-in capital	2,051	2,051
Retained earnings	13,112	13,226
Accumulated other comprehensive income (loss)	(238)	21
Treasury stock; shares at cost- 2,210	(89)	(89)
Total stockholders’ equity	15,145	15,518
Total liabilities and stockholders’s equity	$139,357	$141,757

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended September 30, 2005 and 2004

UNAUDITED

($ 000 omitted except per share)

	2005	2004
Interest Income
Interest and fees on loans	$1,423	$1,590
Interest and dividends on investment securities:
Other U.S. Government agencies	66	70
Mortgage-backed securities	147	18
Obligations of state and political subdivisions- tax exempt	52	52
FNMA and FHLMC preferred stock	0	152
Other interest and dividends	12	(7)
Interest on federal funds sold	93	5
Total interest income	1,793	1,880

Interest Expense
Interest on deposits	508	489
Interest on federal funds purchased	0	0
Interest on other borrowed money	227	228
Total interest expense	735	717

Net interest income before provision for loan losses	1,058	1,163

Provision for Loan Losses	80	0

Net interest income after provision for loan losses	978	1,163

Other Income
Service charges on deposit accounts	46	40
Other service charges and fees	42	44
Earnings-Cash surrender value of life insurance	59	59
Trust services	1	3
Gain (loss) on sale of investment securities	0	(6)
Gain (loss) on sale of OREO property	0	(7)
Other income	2	1
Total other income	150	134

Other Expenses
Salaries, fees, and employee benefits	486	354
Net occupancy expense of bank premises and furniture and equipment expense	214	207
Professional and loan-related fees	267	84
Data processing	69	70
FDIC insurance premiums	49	12
Other expenses	244	277
Total other expenses	1,329	1,004

Income (loss) before income taxes	(201)	293
Applicable income tax (benefit)	(102)	(13)

Net income (loss)	$(99)	$306

Earnings (loss) per common share	$(.20)	$.62
Cash dividends declared per share	$0	$.27

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

 (UNAUDITED)

	2005	2004

Net Income (Loss)	$(99)	$306

Unrealized gain (loss) on investments available for sale, net of tax	(203)	258

Reclassification adjustment for gains (losses) included in net income	0	(6)

Comprehensive income (loss)	$(302)	$558

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Nine Months Ended September 30, 2005 and 2004

UNAUDITED

($ 000 omitted except per share)

	2005	2004
		(As Restated)
Interest Income
Interest and fees on loans	$4,396	$4,769
Interest and dividends on investment securities:
Other U.S. Government agencies	194	214
Mortgage-backed securities	430	59
Obligations of state and political subdivisions- tax exempt	156	156
FNMA and FHLMC preferred stock	0	463
Other interest and dividends	26	8
Interest on federal funds sold	154	5
Total interest income	5,356	5,674

Interest Expense
Interest on deposits	1,468	1,503
Interest on federal funds purchased	0	0
Interest on other borrowed money	674	678
Total interest expense	2,142	2,181

Net interest income before provision for loan losses	3,214	3,493

Provision for Loan Losses	167	261
Net interest income after provision for loan losses	3,047	3,232

Other Income
Service charges on deposit accounts	125	130
Other service charges and fees	136	115
Earnings-Cash surrender value of life insurance	177	184
Trust services	3	4
Gain on sale of investment securities	0	4
Gain on sale of OREO property	19	5
Gain on sale of assets	9	0
Gain on sale of loans	1	13
Other income	6	11
Total other income	476	466

Other Expenses
Salaries, fees and employee benefits	1,403	1,267
Net occupancy expense of bank premises and furniture and equipment expense	618	624
Professional and loan-related fees	722	200
Data processing	226	206
FDIC insurance premiums	147	20
Other expenses	735	790
Total other expenses	3,851	3,107

Income (loss) before income taxes	(328)	591
Applicable income tax (benefit)	(214)	28

Net income (loss)	$(114)	$563

Earnings (loss) per common share	$(0.23)	$1.14
Cash dividends declared per share	$0	$0.73

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE  MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
		(As Restated)
Net Income (Loss)	$(114)	$563

Unrealized gain (loss) on investments available for sale, net of tax	(259)	(350)

Reclassification adjustment for gains (losses) included in net income	0	4

Comprehensive income (loss)	$(373)	$219

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES, CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(UNAUDITED)

	2005	2004
		(As Restated)
Cash flows from operating activities:
Net Income (Loss)	$(114)	$563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	294
Provision for loan losses	167	261
(Increase) decrease in accrued interest receivable	94	(4)
Increase (decrease) in accrued interest payable	4	(93)
Increase in CSV-Life Insurance	(142)	(152)
Gain on sale - securities	0	(4)
Gain on sale - OREO	(19)	(5)
Gain on sale - land	(9)	0
Gain on sale -loans	(1)	(13)
Other - Net	(23)	178

Net cash provided by operating activities	223	1,039

Cash flows from investing activities:
Purchase of investment securities - Available-for-sale	(20,549)	(3,527)
Net redemption of Federal Home Loan Bank Stock	155	237
Sales of available-for-sale securities	0	1,075
Maturities of available-for-sale securities	6,728	3,711
Net decrease in loans	10,866	4,671
Proceeds from sale of OREO	853	(1,323)
Proceeds from sale of land	25	0
Purchases of & deposits on bank premises and equipment - net	(200)	(160)

Net cash provided (used) by investing activities	(2,122)	4,684

Cash flows from financing activities:
Net increase (decrease) in deposits	(2,112)	68
Purchase of treasury stock	0	(1)
Dividends paid	0	(360)
Net increase (decrease) in other borrowed money	0	(3,825)

Net cash provided (used) by financing activities	(2,112)	(4,118)

Net increase (decrease) in cash and cash equivalents	(4,011)	1,605

Cash and cash equivalents, beginning balance	16,364	3,853

Cash and cash equivalents, ending balance	$12,353	$5,458

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$2,138	$2,274
Income taxes	17	0

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain on investments available for sale (net of deferred taxes)	(259)	(350)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the nine months ended September 30, 2005 and 2004 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99.1 to the 10-Q filing.

Note 1. Restatement and Basis of Presentation

Restatement

The Office of the Comptroller of the Currency Report of Examination on the Corporation’s wholly-owned bank subsidiary which commenced August 10, 2004 and was delivered to the Bank in final form in February, 2005 included a finding that the Bank must add at least a $250,000 provision to the Reserve for Possible Loan Losses at June 30, 2004.  The Bank’s calculation of the necessary provision was $261,000. The Condensed Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the nine months ended September 30, 2004 were amended to reflect the additional $261,000 provision expense and the related reduction of applicable income taxes.

Basis of Presentation

The financial information presented at and for the nine months ended September 30, 2005 and 2004 is unaudited. Information presented at December 31, 2004 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with notes to the financial statements contained in the 2004 Annual Report to Stockholders.

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

Note 6. Investment Securities

The carrying amounts of investment securities and their approximate fair values at September 30, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
($ 000 omitted)

INVESTMENT SECURITIES AVAILABLE FOR SALE:

State and Municipal Securities	$5,394	$34	$(19)	$5,409

U.S. Government Treasury Securities	0	0	0	0

U.S. Government Agency Securities	13,735	1	(141)	13,595

Mortgage-backed Securities	13,579	5	(255)	13,329

Equity Securities	59	13	0	72

	$32,767	$53	$(415)	$32,405

There were no securities categorized “Held-to-maturity” or “Trading” at September 30, 2005.

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

The OCC has also informed the Bank of possible violations of laws and regulations with regard to the Bank Secrecy Act, the Truth-In-Lending Act, and the Real Estate Settlement Procedures Act which could result in future fines and penalties to the Bank and possible reimbursements.  The amount of any future fines or reimbursements cannot be reasonably estimated at September 30, 2005.

Because of the possible regulatory violations and other OCC scrutiny, the Bank’s FDIC insurance premiums and OCC assessment fees will increase by approximately $165,000 in 2005.

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

The principal balances of a loan to the former President and two other loans in the aggregate approximate amount of $185,000 were paid to the Bank in full with interest and other charges as required by the applicable loan documents.  In addition, the former President assigned Pittsburgh Steelers ticket licensing rights for six seats to the Bank.

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

FULTON BANCSHARES CORPORATION MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

The Office of the Comptroller of the Currency Report of Examination on the Corporation’s wholly-owned bank subsidiary, which commenced August 10, 2004 and was delivered to the Bank in final form in February, 2005, included a finding that the Bank must add  at least a $250,000 provision to the Reserve for Possible Loan Losses at June 30, 2004.  The Bank’s calculation of the necessary provision was $261,000. The Condensed Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the nine months ended September 30, 2004 were amended to reflect the additional $261,000 provision expense and the related reduction of applicable income taxes.  All discussion that follows is based on the restated amounts for the nine month period ended September, 30, 2004.

OVERVIEW

Net after tax loss for the first nine months of 2005 was $114,000 compared to net income of $563,000 for the same period in 2004, representing a decrease of $677,000, or 120%. Net loss on an adjusted per share basis for the first nine months of 2005 was $.23 compared to $1.14 income per share realized during the first nine months ended September 30, 2004.

RESULTS OF OPERATIONS

Third Quarter 2005 vs. Third Quarter 2004

Interest income for the third quarter of 2005 was $1,793,000 compared to $1,880,000 earned during the same period in 2004, for a decrease of $87,000, or 5%. The decrease was due primarily to a change in the mix of earning assets in 2005.  Loans declined on average by 16% as the Bank focused on work out of problem credits.  The average balance of Federal Funds Sold increased $10,948,000 as the Bank held a higher mix of liquid assets in anticipation of reinvestment into the securities portfolio during the fourth quarter of 2005.  Due to higher Bank capital ratio requirements in the OCC Consent Order signed on March 23, 2005 and related borrowing restrictions, asset growth is constrained and more liquid assets are being maintained.

Interest expense for the third quarter of 2005 was $735,000, a decrease of $18,000, or 3% compared to the third quarter of 2004. The decrease was due primarily to a decrease in the average balance of deposits and borrowings that offset higher deposit rates paid in 2005.  Net interest income before the provision for loan losses for the third quarter of 2005 totaled $1,058,000, down $105,000, or 9%, from the third quarter of 2004.

Nine Months 2005 vs. Nine Months 2004

Interest income for the first nine months of 2005 was $5,356,000 compared to $5,674,000 earned during the same period in 2004, for a decrease of $318,000, or 6%. The decrease was due primarily to a decrease in the average balance of loans and investments in 2005.  Loans declined on average by 10% as management focused on working out problem credits.  Interest income also decreased due to a higher mix of liquid assets being held to accommodate overnight borrowing capacity at Federal Home Loan Bank of Pittsburgh.  Due to higher Bank capital ratio requirements in the OCC Consent Order signed on March 23, 2005 and related borrowing restrictions, asset growth is constrained and more liquid assets are being maintained.  Interest expense for the first nine months of 2005 was $2,142,000, a decrease of $39,000, or 2%

compared to the first nine months of 2004. The decrease was due primarily to a decrease in the average balance of deposits and borrowings that offset higher deposit rates paid in 2005.  Net interest income before the provision for loan losses for the first nine months of 2005 totaled $3,214,000, down $279,000, or 8%, from the first nine months of 2004.

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

NET INTEREST MARGIN

The net interest margin for the first nine months of 2005 was 3.43% compared to 3.60% for the first nine months of 2004.The net interest margin declined mainly due to a change in the mix of earning assets to more liquid assets and less higher-earning loans in 2005 compared to 2004. Liquidity and interest rate risk are monitored through asset liability management modeling to evaluate the impact of rising and falling rates. Management protects its net interest margin  by structuring the maturities and cash flow of interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

Third Quarter 2005 vs. Third Quarter 2004

Third quarter 2005 noninterest income increased $16,000 to $150,000, up 12% from $134,000 in the third quarter of 2004. Service charges on deposits increased $6,000, or 15%. Other fees and other income increased $10,000, or 11%, primarily due to the lack of losses on sales of investment securities and OREO in 2005.

Nine Months 2005 vs. Nine Months 2004

Noninterest income for the first nine months of 2005 increased $10,000 to $476,000, or 2% from $466,000 in the first nine months of 2004. Service charges on deposits decreased $5,000, or 4%, primarily due to a decrease in the number of overdraft charges collected (the fee was unchanged year-over-year). Other fees and other income increased $15,000, or 4%, primarily due to miscellaneous income and recoveries and higher debit card income offsetting lower earnings on bank owned life insurance and lower rental income earned in the previous year.   Net gains on sales of investment securities, OREO, loans and other assets increased $7,000, or 32% over the previous year.

NONINTEREST EXPENSE

Third Quarter of 2005 vs. Third Quarter 2004

Third quarter 2005 noninterest expenses totaled $1,329,000, an increase of $325,000, or 32%, over the $1,004,000 for the third quarter of 2004. Salaries and employee-related expenses increased $132,000, or 37%, primarily due to increases in benefit costs of $ 14,000 over the same period in 2004 and the employment of additional compliance staff and interim resources to comply with the terms of the Consent Order.

Fixed asset expenses increased $7,000.  Professional expenses increased by $183,000 or 217% due to consultant and legal engagements necessitated by compliance with the Consent Order and other regulatory requirements.  FDIC insurance premiums increased 308% to $49,000 for the third quarter of 2005 due to the regulatory ratings. Other noninterest expenses declined $33,000, or 12%, primarily due to lower discretionary spending.

Nine Months 2005 vs. Nine Months 2004

Noninterest expenses for the first nine months of 2005 totaled $3,851,000, an increase of $744,000, or 24%, over the $3,107,000 for the same period in 2004. Salaries and employee-related expenses increased $136,000 primarily due to increases in benefit costs of $ 25,000 over the same period in 2004 and to the employment of additional compliance staff and interim resources to comply with the terms of the Consent Order.  Professional expenses increased by $522,000, or 261%, due to consultant and professional engagements necessitated by compliance with the Consent Order and other regulatory requirements.  In addition, during the second quarter, legal and consultant expenses were incurred to arrive at a settlement with the former President and CEO.  FDIC insurance premiums increased 6 fold to $147,000 for the first nine months of 2005 due to the regulatory ratings.  Other noninterest expenses decreased $55,000, or 7%, primarily due to lower discretionary spending.

INCOME TAXES

The income tax benefit for the third quarter of 2005 was ($102,000) compared to a benefit of ($13,000) for the third quarter of 2004. The income tax benefit for the first nine months of 2005 was ($214,000) compared to a provision expense of $28,000 for the first nine months of 2004. Effective tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were different for each period primarily due to the relationship of non taxable income to total taxable loss.  No allowance for deferred tax assets, including net operating loss carryovers, are deemed necessary by management.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $80,000 for the third quarter of 2005 compared with $0 for the third quarter of 2004. Provision for loan losses was $167,000 for the first nine months of 2005 compared with $261,000 for the first nine months of 2004. Provisions were based on management’s evaluation of the adequacy of the reserve for possible loan losses at September 30, 2005 and 2004 and represent amounts deemed necessary to maintain the reserve at the appropriate level based on size, mix, and quality of the loan portfolio, and considering economic conditions and other relevant risk factors. A summary of the allowance for loan losses is as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2005	2004

Beginning of period	$1,821	$1,900

Loans charged-off during the period:
Real estate loans	0	0
Installment loans	11	13
Commercial and all other loans	80	343
Total charge-offs	91	356

Recoveries of Loans previously charged-off:
Real estate loans	0	0
Installment loans	3	14
Commercial and all other loans	3	9
Total charge-offs	6	23

Net loans (charged off) recovered	(85)	(333)

Provision for loan losses charged to operations	167	261

Allowance for loan losses- end of period	$1,903	$1,828

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30:

	90 Days or More Past Due		Nonaccrual Status
	2005	2004	2005	2004
Loans secured by real estate	$274	$545	$794	$331

Personal loans	0	17	0	0

Commercial and other loans	123	0	1,462	0
Total	$397	$562	$2,256	$331

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses.  The allowance for loan losses consists of a component for individual loan impairment primarily based on the loan’s collateral fair value and other observable data.   A watch list of loans is identified for evaluation based on internal and external loan grading and reviews.  Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics.  These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current  trends in delinquencies, trends in  underwriting and oversight, concentrations of credit and general economic conditions within the Corporation’s trading area.

The decrease in the provision for loan losses for 2005 compared to 2004 was a result of lower net charge-offs experienced in 2005.  The provision expense in 2004 was mandated by an examination by the Bank’s primary regulator as detailed in the footnote entitled “Restatement”.

FINANCIAL CONDITION

Assets

Total assets on September 30, 2005 were $139,357,000 compared to $141,757,000 at December 31, 2004, a decrease of $2,400,000 or 2%. Net loans on September 30, 2005 stood at $81,617,000, a decrease of 12% from $92,649,000 on December 31, 2004. The loan decrease was due to payoffs from workouts of classified loans and loan refinancing elsewhere due to competitive rate and structure factors.  Investment securities increased and cash decreased from December 31, 2004 as proceeds from a late 2004 security sale were reemployed in investment securities in early 2005. Investments also increased from deployment of proceeds of loan payoffs at quarter end.

Liabilities

Total deposits decreased $2,112,000 or 2% to $107,509,000 as of September 30, 2005 compared with $109,621,000 at December 31, 2004. Noninterest-bearing demand deposits increased 7% mainly due to the varying cash flow needs of business customers.  Interest-bearing deposits decreased $3,328,000 or 4% due to conservative rate offerings on deposits.

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

Contract or Notional Amount September 30, 2005

Financial Instruments whose contract amounts represent credit risk at September 30:

Commitments to extend credit	$9,739,000
Standby letters of credit and financial guarantees written	$8,000

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

Liquidity and Interest Rate Sensitivity

Liquidity and interest rate sensitivity are related to, but distinctly different from one another. Liquidity involves the bank’s ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Adequate liquidity to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs have traditionally been provided by access to the marketplace to obtain interest-bearing deposits and other borrowings, including significant borrowing capacity available through Federal Home Loan Bank. At September 30, 2005, the Bank had borrowings of $15,000,000 at Federal Home Loan Bank, representing no change from December 31, 2004. On March 29, 2005, the Bank was requested to identify and deliver specific investment securities and loans to collateralize this borrowing.  Because of rules on collateral eligibility, this requirement significantly reduced additional borrowing capacity at the Federal Home Loan Bank.  The bank responded by establishing new unsecured and collateralized borrowing lines of credit at other correspondent banks totaling $4,000,000.  Management measures liquidity ratios and balance sheet trends on a frequent basis to measure and control liquidity risk.

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

Capital

Stockholders’ equity was $15,145,000 at September 30, 2005 compared with $15,518,000 at December 31, 2004, a decrease of $373,000. Accumulated net loss of $114,000 for the nine months ended September 30, 2005 and a $238,000 net unrealized loss on available-for-sale securities (net of tax effect) accounted for the decrease. Total stockholders’ equity represented 10.86% of total assets at September 30, 2005. In compliance with regulatory restrictions, no cash dividends were paid in  2005, $.27 per share were paid for the third quarter of 2004 and a total of $.73 per share were paid in the first nine months of 2004. On July 20, 2000, the Board of Directors announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 2% of its shares of outstanding common stock. Additionally, on December 18, 2003, the Corporation announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 1,000 shares of outstanding common stock. As of December 31, 2004, the Corporation had repurchased 2,210 shares, representing 0.45% of its shares of outstanding common stock. As a condition of the March 23, 2005 Consent Order and the May 9, 2005 Memorandum of Understanding with the Federal Reserve Bank, the Company has agreed to not declare dividends without the prior written approval of these regulators and to terminate the stock repurchase plans.

REGULATORY CAPITAL

The Consent Order requires the Bank to maintain capital ratios that are well above the capital levels normally required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation’s capital ratios to regulatory minimum requirements at September 30, 2005 is as follows:

	Fulton	Regulatory	Increased Regulatory
	Bancshares	Minimum	Bank Minimum Requirement
	Corporation	Requirements	By Consent Order

Leverage ratio	11.05%	4.00%	10.00%

Risk-based capital ratios:

Tier I (core capital)	18.13%	4.00%	14.00%

Combined Tier I and Tier II (core capital plus allowance for loan losses)	19.39%	8.00%

BALANCE SHEET ANALYSIS

The following table highlights the changes in the balance sheet. Because quarter end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

 Balance Sheets Condensed

Average

	Third	Third
	Quarter 2005	Quarter 2004

ASSETS
Federal Funds Sold	$11,674	$726
Securities Available for Sale /Other Investments	29,472	30,171
Loans	84,459	100,639
Total interest-earning assets	125,605	131,536

Cash and Due from Banks	4,387	4,334
Bank Premises and Equipment	3,562	3,714
All Other Assets	7,509	8,400
Allowance for Loan Losses	(1,905)	(2,006)
Total Assets	$139,158	$145,978

LIABILITIES
Interest-bearing deposits	$89,904	$97,261
Federal Funds Purchased	—	204
Other Short-term Borrowings	15,000	16,371
Total interest-bearing liabilities	104,904	113,836

Non-interest bearing deposits	17,889	14,474
All Other Liabilities	862	1,551
Total Liabilities	123,655	129,861
STOCKHOLDERS’ EQUITY
Common Stockholders’ Equity	15,503	16,117
	15,503	16,117

Total Liabilities and Stockholders’ Equity	$139,158	$145,978

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. See Management’s Discussion and Analysis for further discussion of market risk.

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005. Based on such evaluation, such officers have concluded that, as of September 30, 2005, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect such control during the third quarter of 2005.

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

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

The Corporation has issued a letter to shareholders that reviews the state of the Bank and the Corporation’s third quarter results of operations.  The letter is attached to the 10-Q as Exhibit 99.2.

Item 6 — Exhibits

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

99.2 Letter to Shareholders dated November 14, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005	By:	/s/George W. Millward
George W. Millward,
Interim President and Chief Executive Officer

Date: November 14, 2005	By:	/s/Debra A. Goodling
Debra A. Goodling,
Interim Chief Financial Officer