Form 10-K
period 2005-12-31
FULTON BANCSHARES CORP
filed 2006-03-22
CIK 850626

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Fulton Bancshares Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	33-85626	25-1598464
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

100 Lincoln Way East, McConnellsburg, Pennsylvania	17233
(Address of principal executive offices)	(Zip Code)

(717) 485-3144
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:
Common Stock, $.625 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is $18,159,311 as of December 31, 2005.

The number of shares of the Issuer’s common stock, par value $.625 per share, outstanding as of December 31, 2005 was 492,790.

FULTON BANCSHARES CORPORATION

PART I

Item 1. Business.

Description of the Corporation

Fulton Bancshares Corporation (the “Corporation”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated on March 29, 1989 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Fulton County National Bank and Trust Company (the “Bank”), and its principal source of income has been dividends paid by the Bank. The Corporation has two wholly-owned subsidiaries - the Bank, and Fulton County Community Development Corporation (“FCCDC”), which was formed on June 7, 1996 to support efforts of the local downtown business revitalization project by making low interest loans to eligible small businesses for the purpose of facade improvement. FCCDC had no activity in 2004 and 2005.

The principal executive office of the Corporation is located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233. The telephone number of the Company is (717) 485-3144.

Description of the Bank

The Bank was organized on February 24, 1887 as a Pennsylvania state chartered banking institution. It converted to a national banking association on September 5, 1933, and is presently under the supervision of the Office of the Comptroller of the Currency (the “Comptroller”). The Bank is a member of the Federal Reserve System. Customers’ deposits held by the Bank are insured by the FDIC to the maximum extent permitted by law. The Bank’s legal headquarters are located at 100 Lincoln Way East, McConnellsburg, Fulton County, Pennsylvania 17233.

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

In order to compete effectively in this market and to obtain business from individuals, small and medium-sized businesses and professionals, the Bank offers specialized services such as extended hours of operation and personal and business checking accounts at competitive rates, in addition to traditional commercial and consumer banking and trust services. The Bank accepts time, demand, and savings deposits, statement savings accounts, NOW accounts, money market accounts, certificates of deposit, and club accounts. The Bank makes secured and unsecured commercial, consumer, mortgage, and construction loans. Consumer loans include revolving credit lines. The following support services are offered by the Bank to make financial management more efficient and convenient for its customers: bank by mail, direct deposit, drive-in banking, Federal Tax Depository, automatic teller machines, night deposit services, notary public services, payroll deduction plan, bond coupon collections, safe deposit boxes, signature guarantees, travelers checks, cashiers checks, treasury securities, U.S. Savings Bonds, individual retirement accounts

(IRA’s), and utility and municipal payments. The Bank offers its customers access to discount brokerage services, mutual funds, and other alternative investment products through its affiliation with Sentry Trust Company. The Bank also offers telephone and internet banking to its customers. The Bank expects to experience modest growth in 2006.

Supervision and Regulation—The Corporation

The Corporation is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Corporation to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank. The Bank Holding Company Act prohibits acquisition by the Corporation of more than five percent (5%) of the voting shares of, or interest in, all or substantially all of the assets of any bank located outside of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Corporation is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Corporation and any or all of its subsidiaries.

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

The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Corporation does not at this time engage in any of the permissible activities described below, nor does the Corporation have any current plans to engage in these activities in the foreseeable future.

Legislation and Regulatory Changes

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Corporation and its subsidiary, the Bank. Certain changes of potential significance to the Corporation are discussed below.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation’s common stock is registered with the SEC, it is currently subject to this Act.

AMERICAN JOBS CREATION ACT

In 2004, the American Jobs Creation Act was enacted as the first major corporate tax act in years. The act addresses a number of areas of corporate taxation including executive deferred compensation restrictions. The impact of the act on the Corporation and the Bank is not expected to be significant.

Supervision and Regulation—The Bank

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

FDICIA

Capital Categories

In December of 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below:

	Total Risk— Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive
CAPITAL CATEGORY
Well capitalized	≥10.0	≥6.0	≥5.0	No
Adequately capitalized	≥ 8.0	≥4.0	≥4.0	*
Undercapitalized	<8.0	<4.0	<4.0	*
Significantly Undercapitalized	<6.0	<3.0	<3.0
Critically Undercapitalized	< 2.0

*                    3.0 for those banks having the highest available regulatory rating.

As of December 31, 2005, the most recent notification from the Comptroller of the Currency categorizes the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

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

Future Legislation

Changes to the laws and regulations in the state where the Corporation and the Bank do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. The Corporation cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation.

Effects of Inflation

Inflation has some impact on the Corporation’s, the Bank’s, and FCCDC’s operating costs. Unlike many industrial companies, however, substantially all of the Bank’s and FCCDC’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation’s, the Bank’s, and FCCDC’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Monetary Policy

The earnings of the Corporation, the Bank, and FCCDC are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank’s operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation, the Bank, and FCCDC cannot be predicted.

Environmental Regulation

There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the Bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, the Corporation, the Bank, and FCCDC are not party to any pending legal proceeding pursuant to any environmental statute, nor is the Corporation, the Bank, or FCCDC aware of any circumstances which may give rise to liability under any such statute.

Concentrations

The Bank is neither dependent upon deposits from nor exposed to loan concentrations to a single customer, the loss of which would have a material adverse effect on the financial condition of the Bank. Although the Bank has a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon the agribusiness economic sector (approximately 20% of loan portfolio and 107% of stockholders’ equity as of December 31, 2005).

Competitive Business Conditions

The Corporation’s current primary service area is generally characterized as Fulton County, Pennsylvania. The bank competes with local commercial banks as well as numerous regionally based commercial banks, all of which have assets, capital, and lending limits larger than the bank. The bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, regulated small loan companies, credit unions and other money market funds. The business of the bank is not seasonal in nature.

Employees

As of December 31, 2005, the Corporation through its subsidiary had 50 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and the Company believes it enjoys good relations with its personnel.

Available Information

The Corporation’s reports, proxy statements and other information are available for inspection and copying at the Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC, 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Corporation is an electronic filer with the Commission. The Commission maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s website is http://www.sec.gov.

Upon a stockholder’s written request, a copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from Debra Goodling, Fulton Bancshares Corporation, 100 Lincoln Way East, McConnellsburg, PA 17233. The Corporation has not yet made arrangements to have these filings available on its website at www.fnbctc.com.

Important Factors relating to Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statement. Further, such forward- looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The business and profitability of a financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the FRB determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. FRB policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Corporation. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies, both foreign and domestic, are not predictable and are beyond the Corporation’s control. In addition, these conditions and policies can impact the Corporation’s customers and counterparties which may increase the risk of default on their obligations to the Corporation and its affiliates. They can also affect the competitive conditions in the markets and products within which the Company operates, which can have an adverse impact on the Corporation’s ability to maintain its revenue streams.

As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity and those markets which in turn can impact the Corporation’s ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on its ability to access the financial markets for its funding needs.

As noted in “Supervision and Regulation”, the Corporation is regulated by and subject to various regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation’s profitability.

The Corporation is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or lack of compliance with the procedures on which they rely either within the Corporation or within the broader financial systems infrastructure.

As with any financial institution, the Corporation and its affiliates are also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Corporation’s services. Ultimately, the Corporation’s businesses and their success are dependent on the Corporation’s ability to attract and retain high quality employees.

Item 1A.                Risk Factors

The Corporation is subject to the conditions established in the Federal Reserve Bank’s Memorandum of Understanding (MOU) and the Office of the Comptroller of the Currency’s (OCC) Stipulation and Consent Order.

The Corporation and the Bank are required to comply with the MOU and the Consent Order or face monetary penalties and/or closure of the institution’s banking operation. The direct costs of compliance with the Consent Order and the MOU are legal and consulting fees, higher FDIC insurance rates, increased examination fees, and staffing costs, which all decrease earnings and reduce the capital base. Other costs include significant dedication of resources that shift the focus of the organization away from growing the customer base to ensuring that past problems of noncompliance with laws and regulations are addressed and controls are put in place to prevent future noncompliance. In addition, the Corporation and the Bank are required to maintain higher levels of capital than other financial institutions without similar regulatory issues. The management team has been actively engaged in addressing the specific issues raised in the MOU and the Consent Order but has not yet received written documentation from its regulators to indicate that the actions taken are sufficient.

The Corporation’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

Changes in the interest rate environment may reduce profits. The primary source of income for the Corporation is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect the Corporation’s net interest spread, asset quality, loan origination volume and overall profitability.

The Corporation is subject to lending risk.

As of December 31, 2005, approximately 20% of the Corporation’s loan portfolio consisted of agricultural and agricultural related loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of agricultural and agricultural related loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s allowance for possible loan losses may be insufficient.

The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Corporation will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s profitability depends significantly on economic conditions in Fulton County, Pennsylvania.

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in Fulton County, Pennsylvania. The local economic conditions in this area has a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

There is no assurance that the Corporation will be able to successfully compete with others for business.

The Corporation competes for loans, deposits and investment dollars with other regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than the Corporation does, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for the Corporation to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings.

The Corporation’s ability to pay dividends depends primarily on dividends from the Bank, which is subject to regulatory limits.

The Corporation is a bank holding company and its operations are conducted by the Bank. Its ability to pay dividends depends on its receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The payment of dividends has been temporarily suspended without prior OCC approval and there is no assurance that the Bank will be permitted to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

The Corporation may not be able to attract and retain skilled people.

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Corporation is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

Item 1B.               Unresolved Staff Comments

None.

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

On January 7, 1997 ATM’s were opened at the Warfordsburg and Hustontown branches. In June, 1998 the Bank opened an ATM at the Shade Gap branch and added an ATM to its main office drive-up facility. The main office, Warfordsburg, Hustontown, Orbisonia and Breezewood branches are owned by the Bank. The Penn’s Village branch is rented. The Shade Gap branch is still owned by the Bank, however the branch and ATM are closed.

Item 3.                        Legal Proceedings.

Fulton Bancshares Corporation is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of the Corporation’s management, Fulton Bancshares Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Corporation’s operations or financial position.

Item 4.                        Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The Corporation’s common stock is traded on a limited basis in the local over-the-counter market under the symbol FULB. As of December 31, 2005, the approximate number of shareholders of record was 562. Market prices at the end of each quarter are based on the latest sales prices.

The stock market analysis and dividends for 2005 and 2004 on page 51 of the annual shareholders report for the year ended December 31, 2005 is incorporated herein by reference.

Dividend restrictions are detailed in Note 14 of the annual shareholders report and are incorporated herein by reference.

The Corporation has no securities authorized for issuance under any equity compensation plans.

The Corporation made no sales of unregistered securities within the past three years nor has the Corporation made any repurchases within the past year.

Item 6.                        Selected Financial Data.

The selected five-year financial data on page 31 of the annual shareholders’ report for the year ended December 31, 2005 is incorporated herein by reference.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is included in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, on pages 35 through 51 of the annual shareholders’ report which are incorporated herein by reference.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

Information required by Item 7 is included in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, on page 50 of the annual shareholders’ report which are incorporated herein by reference.

Item 8.                        Financial Statements and Supplementary Data.

The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 3 through 34 of the annual shareholders’ report for the year ended December 31, 2005 and are incorporated herein by reference. Additional required schedules are included in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, on pages 35 through 51 of the annual shareholders’ report which are incorporated herein by reference.

Item 9.                        Disagreements on Accounting and Financial Disclosures.

Not applicable.

Item 9A.                Controls and Procedures.

Disclosure Controls and Procedures

The Corporation’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based on such evaluation, such officers have concluded that, as of December 31, 2005, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

Internal Controls Over Financial Reporting

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the fourth quarter of the year ended December 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.               Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Corporation has adopted a code of ethics that applies to all directors, officers, and employees (including its chief executive officer, chief financial officer, and any person performing similar functions). The Corporation has filed a copy of this Code of Ethics as Exhibit 14 to its Form 10-K for fiscal year ended December 31, 2003. The Corporation has also made the Code of Ethics available on its website at http://www.fcnbtc.comhttp://www.fcnbtc.com.

Principal Officers of the Corporation

The following table provides information, as of December 31, 2005, about the Corporation’s principal officers:

		Principal Occupation for the Past Five Years
		And Position Held with Fulton Bancshares
Name	Age	and Subsidiaries
Martin R. Brown(1)	53	Chairman of the Board of the Corporation and the Bank. President, M. R. Brown Funeral Home, Inc., President, M. R. Brown Management, Inc., Managing Partner, Sandy Ridge Market, LLC
Clair R. Miller (1)	69	Vice Chairman of the Board of the Corporation and the Bank. President, Clair R. Miller, Inc. and President, Fairview Estates, Inc.
George W. Millward (1)	56	Interim President and Chief Executive Officer of the Corporation and the Bank. President, Millward Consulting, LLC
Debra A. Goodling (1)	47	Interim Chief Financial Officer of the Corporation and the Bank. Former President, Shipley Stores, LLC, former Chief Financial Officer, Shipley Group, LLC.
Alice Clark	43	Vice President and Secretary of the Corporation and the Bank.

(1)          Messrs. Brown, Miller, Millward and Ms. Goodling are not employees of the Corporation.

Information about Continuing Directors

Director of
	Corporation	Principal Occupation for the Past Five
	and Bank	Years and Position Held with the
Name and Age	Since	Corporation and the Bank
Martin R. Brown, 53	2003/2003	President, M. R. Brown Funeral Home, Inc. President, M. R. Brown Management, Inc., Managing Partner, Sandy Ridge Market, LLC, Chairman of the Board of Directors Of the Corporation and the Bank
David L. Seiders, 66	1996/1996	Farmer
Robert L. Thomas, 51	2003/2003	Managing Partner, Thomas Brothers Family Partnership, LLC, Franklin County Commissioner, Chairman of the Audit Committee
Cecil B. Mellott, 69	1989/1986	President, Mellott Wood Preserving, Inc., President, MELCO Lumber Company, Inc.
Clair R. Miller, 69	1997/1997	President, Clair R. Miller, Inc., President, Fairview Estates, Inc., Vice Chairman of The Board of Directors of the Corporation And the Bank
Robert C. Snyder, 74	1989/1969	Retired Insurance Agent
Ellis L. Yingling, 73	1989/1974	Fulton County Commissioner and Retired Service Station Owner
Stanley J. Kerlin, Esq., 51	2005/2005	Attorney at Law

The Corporation has an Audit Committee comprised of directors who meet the NASDAQ standards for independence. The Audit Committee operates under a written charter adopted by the Board of Directors. Members of the Audit Committee, during 2005, were Robert L. Thomas, Chairman, Robert C. Snyder, Ellis L. Yingling, and Stanley J. Kerlin, Esq. The principal duties of the Audit Committee, as set forth in its charter, include reviewing significant audit and accounting principles, policies and practices, reviewing performance of internal auditing procedures, reviewing reports of examination received from regulatory authorities, and recommending, annually, to the Board of Directors the engagement of an independent certified public accountant. The Corporation has no “audit committee financial expert”. The Corporation has not identified a potential board member that would qualify as an “audit committee financial expert” at this time. However, the Board of Directors believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the committee. The committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors, executive officers and shareholders who beneficially own more than 10% of the Corporation’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation with the Securities and Exchange Commission. Based on a review of copies of the reports we received and on the statements of the reporting persons, we believe that all Section 16(a) filing requirements were complied with in a timely fashion during 2005.

Item 11. Executive Compensation

The following table summarizes the total compensation for each of the last three years for the Corporation’s Chief Executive Officers:  Clyde H. Bookheimer served through March 4, 2005; George W. Millward was hired as Interim President and CEO as of July 1, 2005. Between the time that Clyde H.

Bookheimer left the Corporation and George W. Millward was hired, David W. Cathell was the acting senior executive officer for the Corporation, except during a brief period of time in April of 2005, when Robert J. McCormack was consulting with the Corporation and seeking approval to become CEO.

						Long Term Compensation
						Awards	Payouts
						Securities
				Other		Underlying
	Annual Compensation			Annual		Options/	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		SARs	Payouts	Compensation
Clyde H. Bookheimer	2005	$28,080	$0	$2,000	(1)	$0	$0	$15,937	(2)
President and Chief Executive Officer	2004	135,200	0	9,235	(1)	0	0	61,911	(2)
	2003	132,600	0	937	(1)	0	0	80,774	(2)
David W. Cathell	2005	59,621	0	11,444	(3)	0	0	0
Chief Financial Officer
Robert J. McCormack	2005	0	0	15,270	(3)	0	0	0
Consultant
George W. Millward	2005	0	0	165,772	(4)	0	0	0
Interim President and Chief
Executive Officer

(1)             Other Annual Compensation for Mr. Bookheimer includes use of bank owned vehicle and board fees.

(2)             All Other Compensation includes retirement plan and supplemental retirement plan contributions.

(3)             Other Annual Compensation for Messrs. Cathell and McCormack is consulting fees.

(4)             Other Annual Compensation for Mr. Millward includes $ 1,093 in reimbursement for meals, $ 6,619 in reimbursement for lodging, $ 5,066 in reimbursement for travel, and $153,000 in consulting fees.

Board Compensation Committee Report on Executive Compensation

The Corporation seeks to offer competitive compensation opportunities for all employees based on the individual’s contribution and person performance. The Compensation Committee, comprised of three non-employee directors, administers the compensation program. The Compensation Committee also seeks to establish a fair compensation policy to govern executive officers’ base salaries and bonus plans and to attractive and motivate competent, dedicated, and ambitious managers whose efforts will enhance the Corporation’s products and services, resulting in improved profitability.

The Compensation Committee annually reviews the compensation of the Bank’s President and Chief Executive Officer.

The Board of Directors does not deem Section 162(m) of the Internal Revenue Code to be applicable to the Corporation at this time.

Chief Executive Officer Compensation

On March 4, 2005, the Bank terminated its President, Clyde H. Bookheimer. The Boards of Directors of Fulton Bancshares Corporation and The Fulton County National Bank and Trust Company entered into a Settlement Agreement and General Release with the former President, which became effective on June 15, 2005. Please see Note 14 in the financial statements (Exhibit 13) for a summary of the terms of the Settlement Agreement.

In concert with the termination of the President and CEO, the Board of Directors entered a search process which culminated in the hiring of George W. Millward as Interim President and CEO on July 1, 2005, under a contract which pays him $1,500 per day for each day he is engaged on Bank business and reimburses him for normal expenses of travel, lodging and meals. Mr. Millward was approved by the Office of the Comptroller of the Currency (OCC) and Federal Reserve Bank as required under the Consent Order and Memorandum of Understanding (MOU). He will continue to serve in the role of Interim President and CEO of the Corporation and the Bank until the consummation of the merger with Franklin Financial.

Additionally, the former Chief Financial Officer, David W. Cathell, resigned effective September 30, 2005. Debra A. Goodling was hired as Interim CFO as of October 24, 2005, under a contract which pays her $9,500 per month and reimburses her for normal expenses of travel, lodging and meals. Ms. Goodling was approved by the OCC and Federal Reserve Bank as required under the Consent Order and MOU.

The Board of Directors met as a whole to handle the above situations. The Compensation Committee of the Board did not meet separately during 2005. Members of the Board of Directors who served as Compensation Committee were Cecil B. Mellott, Clair R. Miller, Robert C. Snyder, Ellis L. Yingling, Martin R. Brown, David L. Seiders, Robert L. Thomas, and Stanley J. Kerlin, Esq.

Deferred Compensation and Other Benefit Programs

The Corporation has adopted several benefit programs, some of which result in a deferral of payments for services rendered:

(1)         The Supplemental Executive Retirement Plan is funded by single premium life insurance on certain Corporation executives, with the Corporation as beneficiary. Payments to the executives will not begin until their retirement, except in the case of a change of control.

(2)         The Director Emeritus Program, funded by life insurance, allowed the Corporation to reward directors for longevity of service to the Board. Directors who qualified were eligible at age 75 to receive $4,000 annually for up to 10 years under this program. No additional directors will be added to the Directors Emeritus program.

(3)         The Director Deferred Compensation Plan, also funded by life insurance, allows directors to defer up to 100% of directors fees annually. The amounts deferred will be paid out over a period of up to 10 years beginning when the director reaches the age of 75.

(4)         The Officer Supplemental Life Insurance Plan provides for officer life insurance coverage to named third parties of generally double their current salary level, and is also funded by single premium life insurance.

Directors’ Compensation

The directors of the Corporation do not receive any additional compensation for their services, beyond the compensation paid to them as directors of the Bank. All directors of the Corporation are directors of the Bank. Clyde H. Bookheimer, who was also a salaried officer of the Corporation and the Bank before his resignation, received $2,000 in fees for attendance at board meetings in the first quarter of 2005.

In total, the non-employee directors of the Corporation and the Bank received $58,667 for all services rendered in 2005.

Shareholder Return Performance Graph

A line graph is set forth below. The graph compares the yearly changes in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Index and the Peer Group Index for the period of five fiscal years commencing January 1, 2000 and ending December 31, 2005. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Fulton Bancshares Corporation

	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Fulton Bancshares Corporation	100.00	100.22	139.50	155.79	132.92	119.47
NASDAQ Composite	100.00	79.18	54.44	82.09	89.59	91.54
SNL All-OTC-BB and Pink Banks Index	100.00	104.80	130.37	179.12	213.86	231.99

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Owners of the Corporation’s Stock

Principal Owners

The following table sets forth, as of December 31, 2005, the name and address of each person who owns of record or who is known by the Board of Directors to be the beneficial owner of more than five percent of the Corporation’s outstanding common stock, the number of shares beneficially owned by such persons and the percentage of the Corporation’s outstanding common stock so owned.

Name and Address	Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock Beneficially Owned
Raleigh V. and Inez G. Barnett	33,938	6.89%
Waterfall, PA 16689
CEDE & Co.	164,754	33.43%
New York, NY 10274

(1)          See footnote below for the definition of “beneficially owned”.

Beneficial Ownership of Officers and Directors

The following table sets forth as of December 31, 2005, the amount and percentage of the common stock of the Corporation beneficially owned by each director and all officers and directors of the Corporation as a group.

Name of Individual Or Identity of Group	Amount and Nature of Beneficial Ownership(1)(2)		Percentage of Class (3)
Cecil B. Mellott	16,557	(4)	3.36%
Clair R. Miller	5,000	(5)	1.01%
Robert C. Snyder	6,000		1.22%
Ellis L. Yingling	8,000	(6)	1.62%
Martin R. Brown	2,900	(7)	—
David L. Seiders	1,178		—
Robert L. Thomas	500	(8)	—
Stanley J. Kerlin, Esq.	1,700	(9)	—
All Officers and Directors as A Group (9 persons)	41,857		8.49%

(1)          The securities beneficially owned by an individual are determined in accordance with the definitions of “beneficial ownership” set forth in the General Rules and Regulations of the Securities and Exchange Commission and may include securities owned by or for the individual’s spouse and minor children and any other relative who has the same home, as well as securities that the individual has, or shares, voting or investment power or has the right to acquire beneficial ownership within 60 days after December 31, 2005. Beneficial ownership may be disclaimed as to certain of the securities.

(2)          Information furnished by the directors, officers and the Corporation.

(3)          Less than 1% unless otherwise indicated.

(4)          Includes 2,779 shares held individually by Mr. Mellott and 13,778 shares held jointly with his spouse.

(5)          Includes 660 shares held individually by Mr. Miller and 4,340 shares held jointly with his spouse.

(6)          Includes 1,936 shares held individually by Mr. Yingling and 6,064 shares held jointly with his spouse.

(7)          Includes 700 shares held individually by Mr. Brown and 2,200 shares held jointly with his spouse.

(8)          Includes 400 shares held individually by Mr. Thomas and 100 shares held jointly with his brother.

(9)          Includes 1,500 shares held individually by Mr. Kerlin and 200 shares held individually by his sons.

Item 13.                 Certain Relationships and Related Transactions

Certain Transactions

There have been no material transactions between the Corporation and the Bank, nor any material transactions proposed, with any director or executive officer of the Corporation and the Bank, or any associate of the foregoing persons. The Corporation and the Bank have had and intend to continue to have banking and financial transactions in the ordinary course of business with directors and officers of the Corporation and the Bank and their associates on comparable terms and with similar interest rates as those prevailing from time to time for other customers of the Corporation and the Bank.

Total loans outstanding from the Corporation and the Bank at December 31, 2005, to the Corporation’s and the Bank’s officers and directors as a group, and to members of their immediate families and companies in that they had an ownership interest of 10% or more was $4,533,652 or approximately 30.42% of the total equity capital of the Bank. Corporate policy requires that related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

Item 14.                 Principal Accountant Fees and Services

Aggregate fees billed to Fulton Bancshares Corporation and its subsidiaries by Smith Elliott Kearns & Company, LLC for services rendered are presented below:

	Years Ended December 31,
	2005	2004
Audit fees	$41,776	$39,932
Audit related fees	12,190	12,730
Tax fees	7,980	5,025
All other fees	9,983	4,135

Audit Fees include fees billed for professional services rendered for the audit of annual financial statement and fees billed for the review of financial statements included in Fulton Bancshares Corporation Forms 10-Q or services that are normally provided by Smith Elliott Kearns & Company, LLC in connection with the statutory and regulatory filings or engagements.

Audit related fees include fees billed for assurance and related services by Smith Elliott Kearns & Company, LLC that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the Audit fees section of the table above. These include fees for ACH and trust audits and agreed upon procedures.

Tax fees include fees billed for professional services rendered by Smith Elliott Kearns & Company, LLC for tax compliance, tax advice, and tax planning. These include preparation of federal and state tax returns.

All other fees include fees billed for products and services provided by Smith Elliott Kearns & Company, LLC, other than the services reported under the Audit fees, Audit related fees, or Tax fees sections of the table above. These include fees for services related to the Bank’s employee benefit programs.

The Audit Committee has a policy for the pre-approval of services provided by the independent auditors. The policy requires the Audit Committee to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case by case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. None of the services related to the Audit related fees, Tax fees, or All other fees described above was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC. Smith Elliott Kearns & Company, LLC assisted the Corporation and the Bank with the preparation of their federal and state tax returns, and provided assistance in connection with regulatory matters, charging the Bank for such services at the customary hourly rates. These non-audit services were approved by the Corporation’s and the Bank’s Board of Directors after due consideration of the effect of the performance thereof on the independence of the accountants and after the conclusions of the Board of Directors of the Corporation and the Bank that there was no effect on the independence of the accountants.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)  (1)—List of Financial Statements. The following consolidated financial statements of Fulton Bancshares Corporation and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2005, are incorporated by reference in Item 8:

Consolidated balance sheets—December 31, 2005 and 2004

Consolidated statements of income—Years ended December 31, 2005, 2004, and 2003

Consolidated statements of stockholders’ equity—Years ended December 31, 2005, 2004, and 2003

Consolidated statements of cash flows—Years ended December 31, 2005, 2004, and 2003

Notes to consolidated financial statements—December 31, 2005

       (2) List of Financial Statement Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Listing of Exhibits

3	(i) Articles of Incorporation (Incorporated by reference to the registrant’s Form 10-K/A for the year ended December 31, 2004).
(ii) Bylaws (Incorporated by reference to the registrant’s Form 10-K/A for the year ended December 31, 2004).
10.1

Salary Continuation Agreement/Supplemental Executive Retirement Plan for the Chief Executive Officer: Clyde H. Bookheimer (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.2

Director Deferred Compensation Plan Agreement applicable to Cecil B. Mellott, David L. Seiders, Clair R. Miller, Ellis L. Yingling, Martin R. Brown and Robert C. Snyder (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.3	Director Emeritus Retirement Agreement applicable to Raleigh Barnett, K.G. Richards and Merill Kerlin (Incorporated by reference to the registrant’s Form 10-K for the year ended December 31, 2002).
10.4	Salary Continuation Agreement/Supplemental Executive Retirement Plan for Alice Clark, Vice President (Incorporated by reference to the registrant’s Form 10-K/A for the year ended December 31, 2004).
10.5	Survivor Income Agreement for Sharon Sowers.
10.6	Survivor Income Agreement for Alice Clark.
10.7	Survivor Income Agreement for Neil L. Berkstresser.
13	Annual Report to security holders.
14	Code of Ethics (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003).
21	Subsidiaries of the registrant
23	Consent of independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON BANCSHARES CORPORATION
(Registrant)
	By	/s/ GEORGE W. MILLWARD
Interim Principal Executive Officer
Dated: March 13, 2006
	By	/s/ DEBRA A. GOODLING
Interim Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report was signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID L. SEIDERS	Director	March 13, 2006
David L. Seiders
/S/ CECIL B. MELLOTT	Director	March 13, 2006
Cecil B. Mellott
/S/ ROBERT C. SNYDER	Director	March 13, 2006
Robert C. Snyder
/S/ ELLIS L. YINGLING	Director	March 13, 2006
Ellis L. Yingling
/S/ CLAIR R. MILLER	Director & Vice Chairman	March 13, 2006
Clair R. Miller
/S/ MARTIN R. BROWN	Director & Chairman	March 13, 2006
Martin R. Brown
/S/ ROBERT L. THOMAS	Director	March 13, 2006
Robert L. Thomas
/S/ STANLEY J. KERLIN, ESQ.	Director	March 13, 2006
Stanley J. Kerlin, Esq.