Form 10-Q
period 2006-03-31
FULTON BANCSHARES CORP
filed 2006-05-12
CIK 850626

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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
Common Stock, $.625 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐                        Accelerated filer  ☐                           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the Issuer’s common stock, par value $.625 per share, outstanding as of April 10, 2006 was 492,790.

FULTON BANCSHARES CORPORATION

PART I—FINANCIAL INFORMATION
FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,949	$4,225
Interest-bearing deposits in other banks	1,480	665
Federal funds sold	8,200	7,850
Cash and cash equivalents	13,629	12,740
Investment securities available for sale	33,477	34,792
Federal Reserve, Atlantic Central Bankers Bank and Federal Home Loan Bank stocks	943	988
Loans, net of reserve for loan losses 2006—$1,389; 2005—$1,354	78,952	78,426
Premises and equipment	3,434	3,509
Cash surrender value of life insurance	5,665	5,610
Accrued interest receivable	582	627
Real estate owned other than premises	726	671
Other assets	2,229	1,768
Total assets	$139,637	$139,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$18,565	$18,365
Interest bearing	89,555	89,121
	108,120	107,486
Other borrowed funds	15,000	15,000
Accrued interest payable	314	270
Other liabilities	1,453	1,474
Total liabilities	124,887	124,230
Stockholders’ Equity
Common stock: par value $.625 per share; 4,000,000 shares authorized; 495,000 shares issued, 492,790 shares outstanding	309	309
Additional paid-in capital	2,051	2,051
Retained earnings	12,985	12,938
Accumulated other comprehensive income (loss)	(506)	(308)
Treaury stock; at cost- 2,210 shares	(89)	(89)
Total stockholders’ equity	14,750	14,901
Total liabilities and stockholders’ equity	$139,637	$139,131

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands, except per share data)

	2006	2005
	(Unaudited)
Interest Income
Interest and fees on loans	$1,368	$1,507
Interest and dividends on investment securities:
Other U.S. Government agencies	129	64
Mortgage-backed securities	170	132
Obligations of state and political subdivisions- tax exempt	51	52
Other interest and dividends	24	10
Interest on federal funds sold	95	19
Total interest income	1,837	1,784
Interest Expense
Interest on deposits	571	474
Interest on other borrowed money	222	222
Total interest expense	793	696
Net interest income before provision for loan losses	1,044	1,088
Provision for Loan Losses	0	70
Net interest income after provision for loan losses	1,044	1,018
Other Income
Service charges on deposit accounts	40	38
Other service charges and fees	45	52
Earnings—Cash surrender value of life insurance	69	58
Trust services	0	2
Gain on sale of loans	0	1
Gain on sale of OREO property	0	19
Other income	3	2
Total other income	157	172
Other Expenses
Salaries, fees, and employee benefits	512	438
Net occupancy expense of bank premises and furniture and equipment expense	205	207
Professional and loan-related fees	97	153
Data processing	85	74
FDIC insurance premiums	48	50
Other expenses	257	225
Total other expenses	1,204	1,147
Income (loss) before income taxes	(3)	43
Applicable income tax (benefit)	(50)	(17)
Net income	$47	$60
Earnings per common share	$.09	$.12

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2006 And 2005
(In Thousands)

	2006	2005
	(Unaudited)
Net Income	$47	$60
Unrealized (loss) on investments available for sale, net of tax	(198)	(287)
Comprehensive (loss)	$(151)	$(227)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES, CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(In thousands)

	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net Income	$47	$60
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87	86
Provision for loan losses	0	70
Deferred income taxes	(50)	0
Decrease in accrued interest receivable	45	95
Increase (decrease) in accrued interest payable	44	(3)
Increase in CSV—Life Insurance	(55)	(47)
Gain on sale—OREO	0	(19)
Other—Net	(329)	(213)
Net cash provided (used) by operating activities	(211)	29
Cash flows from investing activities:
Purchase of investment securities—Available-for-sale	0	(10,055)
Net redemption of Federal Home Loan Bank Stock	45	229
Maturities of available-for-sale securities	1,014	421
Net (increase) decrease in loans	(585)	2,175
Proceeds from sale of OREO	3	749
Purchases of & deposits on bank premises and equipment—net	(12)	(46)
Net cash provided (used) by investing activities	465	(6,527)
Cash flows from financing activities:
Net increase (decrease) in deposits	634	(629)
Net cash provided (used) by financing activities	634	(629)
Net increase (decrease) in cash and cash equivalents	888	(7,127)
Cash and cash equivalents, beginning balance	12,741	16,364
Cash and cash equivalents, ending balance	$13,629	$9,237
Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$749	$699
Supplemental disclosure of cash flows information:
Unrealized holding (loss) net of tax	(198)	(287)
Other real estate acquired in settlement of loans	58	0

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FULTON BANCSHARES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 have been reviewed by independent certified public accountants. Their report on the review is attached as Exhibit 99 to the 10-Q filing.

Note 1.   Basis of Presentation

The financial information presented at and for the three months ended March 31, 2006 and 2005 is unaudited. Information presented at December 31, 2005 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with notes to the financial statements contained in the 2005 Annual Report to Stockholders.

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

Note 2.   Principles of Consolidation

The consolidated financial statements include the accounts of the Fulton Bancshares Corporation and its wholly-owned subsidiaries, The Fulton County National Bank & Trust Company and the Fulton County Community Development Corporation (together, the “Corporation”). All significant intercompany transactions and accounts have been eliminated.

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

Note 6.   Investment Securities

The carrying amounts of investment securities and their approximate fair values at March 31, 2006 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
INVESTMENT SECURITIES AVAILABLE FOR SALE:
State and Municipal Securities	$5,194	$16	$(74)	$5,136
U.S. Government Agency Securities	13,811	0	(194)	13,617
Mortgage-backed Securities	15,181	4	(535)	14,650
Equity Securities	59	15	0	74
	$34,245	$35	$(803)	$33,477

There were no securities categorized “Held-to-maturity” or “Trading” at March 31, 2006.

Note 7.   Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events from non owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. Consequently, a “Statement of Comprehensive Income” has been included in this filing.

Note 8.   Earnings Per Share

Earnings per common share were computed based on the weighted average of shares of common stock outstanding, which was 492,790 shares.

Note 9.   Regulatory Matters and Settlement with Former President

The Fulton County National Bank and Trust Company, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.

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

The OCC has also informed the Bank of possible violations of laws and regulations with regard to the Bank Secrecy Act, the Truth-In-Lending Act, and the Real Estate Settlement Procedures Act which could result in future fines and penalties to the Bank and possible reimbursements. The amount of any future fines or reimbursements cannot be reasonably estimated at March 31, 2006.

Because compliance with the Order will require reallocation and increases in internal resources and the engagement of various vendors and consultants, the cost of compliance and the effect on results of operations is expected to be material; however the cost of compliance with the Order cannot be reasonably estimated at this time.

Due to the regulatory ratings and increased scrutiny of the OCC, the Bank expects OCC and exam fees to be approximately $168,000, the same as in 2005.

As of March 31, 2006, the Bank has formed a Compliance Committee, developed a written action plan, written a strategic plan, developed a capital plan, engaged a consultant to prepare the management study, improved interest rate risk management, hired an independent consultant to conduct a Bank Secrecy Act (BSA) assessment, completed and implemented a BSA compliance program, engaged an internal audit firm to conduct an audit risk assessment and perform internal audits, developed and implemented a written program regarding the filing of Suspicious Activity Reports, completed a customer information security program and testing, engaged a qualified third party loan review firm to conduct quarterly assessments of the loan portfolio, prepared a disaster recovery plan, and completed a liquidity contingency plan.

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

Note 10.   Entry into a Material Definitive Agreement

On January 23, 2006, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Franklin Financial Services Corporation (“Franklin”) pursuant to which the Corporation will merge with and into Franklin (the “Merger”) with Franklin being the surviving corporation in the Merger. In connection with the Merger, the Corporation will also cause its wholly-owned subsidiary, the Bank, to merge with and into Franklin’s wholly-owned subsidiary, Farmers and Merchants Trust Company of Chambersburg (“F&M Trust”), (the “Bank Merger”) with F&M Trust being the surviving bank in the Bank Merger. Under the terms of the Merger Agreement, shareholders of the Corporation will have the right to elect to receive, for each share of the Corporation’s common stock they own: (1) 1.864 shares of validly issued, fully paid and nonassessable shares of Franklin’s common stock, or (2) $ 48.00 in cash. Each shareholder of the Corporation will be entitled to elect all cash, all Franklin common stock or a mix of cash and Franklin common stock for their shares of the Corporation’s common stock. Shareholder elections, however, will be subject to allocation procedures designed to ensure that the aggregate number of shares of Franklin common stock to be issued and the aggregate amount of cash to be paid shall not exceed 492,790 shares and $ 10,964,577 in cash. Consummation of the Merger is subject to certain customary terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by the Corporation’s shareholders.

On January 24, 2006, the Corporation filed the Merger Agreement on a Form 8-K with the Securities and Exchange Commission. Franklin has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission addressing the proposed Merger and issuance of Franklin Common Stock in the Merger, which may be subsequently amended and which includes the Corporation’s proxy statement to be used for its annual meeting of shareholders to consider and vote on adoption of the Merger Agreement.

Under the Merger Agreement, the Corporation agreed to take all reasonable efforts to close the Breezewood branch office, located at 200 South Breezewood Road, Breezewood, Pennsylvania 15536 as soon as practicable after the date of the Merger Agreement in accordance with all applicable regulatory requirements.

Notices of the closing of the branch office were sent to customers on February 24, 2006. The anticipated closing date is June 3, 2006.

FULTON BANCSHARES CORPORATION MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net after tax income for the first three months of 2006 was $47,000 compared to net income of $61,000 for the same period in 2005, representing a decrease of $14,000, or 23.0%. Net income on an adjusted per share basis for the first three months of 2006 was $0.09 compared to $0.12 income per share realized during the first three months ended March 31, 2005.

RESULTS OF OPERATIONS

Interest income for the first quarter of 2006 was $1,837,000 compared to $1,784,000 earned during the same period in 2005, for an increase of $53,000, or 3.0%. The increase was due primarily to rising interest rates in 2006. Without a senior lending officer and with the emphasis on working out problem credits, loans declined on average by $14,585,000. The average balance of Federal Funds Sold and Interest-bearing Balances with Banks increased $5,344,000 as the Bank held a higher mix of liquid assets in anticipation of the merger with F & M. In addition, higher Bank capital ratio requirements in the OCC Consent Order signed on March 23, 2005 and related borrowing restrictions, have constrained asset growth and required more liquid assets to be maintained.

Interest expense for the first quarter of 2006 was $793,000, an increase of $97,000, or 13.9% compared to the first quarter of 2005. The increase was due primarily to higher market rates paid on deposits and a change in the mix to higher cost deposits and away from core savings accounts. Net interest income before the provision for loan losses for the first quarter of 2006 totaled $1,044,000, down $44,000, or 4.0%, from the first quarter of 2005.

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

NET INTEREST MARGIN

The net interest margin was 3.52% for both the first quarter of 2006 and 2005. The yield on earning assets increased 35 basis points from 5.77% to 6.12% for the first quarter of 2006 versus the first quarter of 2005. The cost of earning assets (interest expense divided by average interest earning assets) increased 35 basis points from 2.25% to 2.60% for the same periods, resulting in no change in net interest margin. Liquidity and interest rate risk are monitored through asset liability management modeling to evaluate the impact of rising and falling rates. Fulton manages its net interest margin by structuring the maturities and cash flow of interest-earning assets and liabilities so they can be repriced in response to changes in market interest rates.

NONINTEREST INCOME

First quarter 2006 noninterest income decreased $15,000 to $157,000, down 8.7% from $172,000 earned in the first quarter of 2005. Earnings on the cash surrender value of bank owned life insurance increased $11,000, or 19.0%, over the first quarter of 2005. The Corporation sold no loans, other real estate, investment securities, or other assets during the first quarter of 2006, which caused other income to decrease by $20,000 versus the same period in 2005.

NONINTEREST EXPENSE

First quarter 2006 noninterest expenses totaled $1,204,000, an increase of $57,000, or 5.0%, over the $1,147,000 reported in the first quarter of 2005. Salaries and employee-related expenses increased $74,000, or 16.9%, primarily due to the costs incurred for contract employees filling the roles of CEO and CFO, who are on staff on an interim basis. Professional and loan-related fees, which were $153,000 in the first quarter of 2005, declined to $97,000, a drop of $56,000 or 36.6% during 2006. Legal and professional expenses were extremely high during 2005, as the Corporation dealt with the resignation of the former President and the issues related to the Consent Order with the OCC and the MOU with the Federal Reserve. Legal and other expenses related to the planned merger with Franklin Financial have been booked as prepaid expenses until consummation. Other expenses increased $32,000 or 14.2% from the first quarter of 2005 to the first quarter of 2006.

INCOME TAXES

The income tax benefit for the first quarter of 2006 was ($50,000) compared to a benefit of ($17,000) for the first quarter of 2005. Effective tax rates (compared to the marginal federal income tax bracket of 34% applicable to each period) were different for each period primarily due to the relationship of non taxable income to total taxable loss.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $0 for the first quarter of 2006 compared with $70,000 for the first quarter of 2005. Provisions were based on management’s evaluation of the adequacy of the reserve for possible loan losses at March 31, 2006 and 2005 and represent amounts deemed necessary to maintain the reserve at the appropriate level based on size, mix, and quality of the loan portfolio, and considering economic conditions and other relevant risk factors. A summary of the allowance for loan losses follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
Beginning of period	$1,354	$1,821
Loans charged-off during the period:
Real estate loans	0	0
Installment loans	0	8
Commercial and all other loans	1	0
Total charge-offs	1	8
Recoveries of Loans previously charged-off:
Real estate loans	0	1
Installment loans	1	1
Commercial and all other loans	35	0
Total recoveries	36	2
Net loans (charged off) recovered	35	(6)
Provision for loan losses charged to operations	0	70
Allowance for loan losses-end of period	$1,389	$1,885

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at March 31:

	90 Days or More Past Due		Nonaccrual Status
	2006	2005	2006	2005
Loans secured by real estate	$0	$0	$1,048	$693
Installment loans	0	0	29	0
Commercial and other loans	0	0	760	774
Total	$0	$0	$1,837	$1,467

The Corporation reviews its loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. The allowance for loan losses consists of a number of allocations from various segments of the portfolio. A specific allocation is determined for individual impaired loans based on the loan’s collateral fair value and other observable data. A watch list of loans is identified for evaluation based on internal and external loan reviews and a general allocation is made for each category of loans on the list. Loans not on the watch list are grouped into pools of loans with similar credit risk characteristics, including agricultural, residential real estate, non-farm/non-residential, commercial and loans to individuals. Loans in these pools are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, underwriting and oversight; concentrations of credit; and general economic conditions within the Corporation’s trading area. The result of the first quarter loan portfolio evaluation was a provision of $0 in the first quarter of 2006, compared to $70,000 in the first quarter of 2005. The balance in the reserve for loan losses was lower than at the end of the first quarter of 2005, largely due to the charge-off of a single relationship late in 2005, which continues to pay according to terms. The quarterly review also included the anticipated payoff of several loans in nonaccrual status, which occurred subsequent to the end of the first quarter of 2006.

FINANCIAL CONDITION

Assets and Liabilities

The overall balance sheet was relatively stable from year-end 2005 to the end of the first quarter of 2006. Total assets on March 31, 2006 were $139,637,000 compared to $139,131,000 at December 31, 2005, an increase of $506,000 or 0.4%. Net loans on March 31, 2006 were $78,952,000, an increase of 0.7% from $78,426,000 on December 31, 2005. Total deposits increased $634,000 or 0.6% to $108,120,000 as of March 31, 2006, compared with $107,486,000 at December 31, 2005. Noninterest bearing demand deposits increased 1.1% to $18,565,000 and interest bearing deposits increased .5% to $89,555,000. Interest bearing deposits continued to shift from lower yielding savings accounts to higher yielding certificates of deposit and money market accounts as rates moved higher during the quarter.

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

Contract or Notional Amount

(In thousands)

Financial Instruments whose contract amounts represent credit risk at March 31, 2006:

Commitments to extend credit	$10,187
Standby letters of credit and financial guarantees written	$21

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

Liquidity and Interest Rate Sensitivity

Liquidity and interest rate sensitivity are related to, but distinctly different from one another. Liquidity involves the bank’s ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Adequate liquidity to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs have traditionally been provided by access to the marketplace to obtain interest bearing deposits and other borrowings, including significant borrowing capacity available through Federal Home Loan Bank (FHLB) of Pittsburgh. At March 31, 2006, the Bank had borrowings of $15,000,000 at FHLB, representing no change from December 31, 2005. Management measures liquidity ratios and balance sheet trends on a frequent basis to monitor and control liquidity risk.

Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. Management strives to control the difference in the timing and magnitude of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. With the aid of an outside firm, Fulton models net interest income at risk in various interest rate environments on a quarterly basis in order to determine the degree to which any changes should be made in the structure of the balance sheet.

Capital

Stockholders’ equity was $14,750,000 at March 31, 2006 compared with $14,901,000 at December 31, 2005, a decrease of $151,000. Accumulated other comprehensive income (loss) decreased by $198,000, or 64.3% to ($506,000) at March 31, 2006 from ($308,000) at December 31, 2005. The decrease was caused by a decline in the market value of investment securities available for sale. Total stockholders’ equity represented 10.6% of total assets at March 31, 2006. In compliance with regulatory restrictions, no cash dividends were paid in the first quarter of 2006 or during the year of 2005.

REGULATORY CAPITAL

The Consent Order requires the Bank to maintain capital ratios that are well above the capital levels normally required by federal regulatory authorities, including risk-based capital guidelines. A comparison of Fulton Bancshares Corporation’s capital ratios to regulatory minimum requirements at March 31, 2006 is as follows:

	Fulton	Regulatory	Increased Regulatory
	Bancshares	Minimum	Bank Minimum Requirement
	Corporation	Requirements	By Consent Order
Leverage ratio	11.00%	4.00%	10.00%
Risk-based capital ratios:
Tier I (core capital)	17.80%	4.00%	14.00%
Combined Tier I and Tier II (core capital plus allowance for loan losses)	19.05%	8.00%

BALANCE SHEET ANALYSIS

The following table highlights the changes in the balance sheet. Because quarter end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to show balance sheet trends.

BALANCE SHEET ANALYSIS
(in 000’s)
Balance Sheets Condensed
Average

	First	First
	Quarter 2006	Quarter 2005
ASSETS
Federal funds sold and interest bearing balances with banks	$9,713	$4,369
Investment securities available for sale and other investments	35,244	27,563
Loans	78,858	93,443
Total interest earning assets	123,815	125,375
Cash and due from banks	3,994	3,441
Premises and equipment	3,486	3,579
Other assets	8,790	8,193
Reserve for loan losses	(1,366)	(1,827)
Total assets	$138,719	$138,761
LIABILITIES
Interest bearing deposits	$89,210	$91,953
Federal funds purchased	0	7
Other borrowed funds	15,000	15,000
Total interest bearing liabilities	104,210	106,960
Noninterest bearing deposits	17,841	15,495
Other liabilities	1,780	738
Total Liabilities	123,831	123,193
STOCKHOLDERS’ EQUITY
Common Stockholders’ Equity	14,888	15,568
Total Liabilities and Stockholders’ Equity	$138,719	$138,761

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. See Management’s Discussion and Analysis for further discussion of market risk.

ITEM 4—CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on such evaluation, such officers have concluded that, as of March 31, 2006, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect such control during the first quarter of 2006.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

In the opinion of the management of the Corporation, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the corporation or its subsidiary are a party or to which their property is subject.

ITEM 1A—RISK FACTORS

During the first quarter of 2006, the Corporation signed a merger agreement with Franklin Financial Services Corporation (“Franklin”). If the transaction between the Corporation and Franklin is not completed, the Corporation will have incurred substantial expenses without realizing the expected benefits.

The Corporation has incurred substantial expenses in connection with the transaction between the Corporation and Franklin (the “transaction”). The completion of the transaction depends on the satisfaction of specified conditions and the receipt of regulatory approvals. The Corporation cannot guarantee that these conditions will be met. If the transaction is not completed, these expenses could have a material adverse impact on the financial condition of the Corporation because the Corporation would not have realized the expected benefits.

The transaction must be approved by multiple governmental agencies.

Before the transaction may be completed, various approvals or consents must be obtained from the Federal Reserve Board and various domestic bank regulatory, antitrust, insurance and other authorities. These governmental entities, including the Federal Reserve Board, may impose conditions on the completion of the transaction or require changes to the terms of the transaction. Although the Corporation and Franklin do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transaction or imposing additional costs on or limiting the revenues of Franklin following the transaction, any of which might have a material adverse effect on Franklin following the transaction. Franklin is not obligated to complete the transaction if the regulatory approvals received in connection with the completion of the transaction include any conditions or restrictions that, in the aggregate, would reasonably be expected to have a material adverse effect on the Corporation or Franklin, measured relative to the Corporation, but Franklin could choose to waive this condition.

The merger agreement limits the Corporation’s ability to pursue alternatives to the merger transaction with Franklin and requires the Corporation to pay a termination fee under certain circumstances.

The merger agreement between the Corporation and Franklin contains “no shop” provisions that, subject to certain exceptions, limit the Corporation’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Corporation. Additionally, if the merger would fail to occur in certain circumstances that relate to a possible combination of the Corporation with another acquirer, the Corporation could be obligated to pay Franklin $850,000 as a termination fee. These provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Corporation from considering or proposing an acquisition of the Corporation even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire the Corporation than it might otherwise have proposed to pay.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5—OTHER INFORMATION

Not applicable

ITEM 6—EXHIBITS

(a) (1)—List of Financial Statements.   The following consolidated financial statements of Fulton Bancshares Corporation and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2005, are incorporated by reference to the registrant’s Form 10-K for the year ended December 31, 2005.

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

(b) Listing of Exhibits

2.1

Agreement and Plan of Merger dated January 23, 2006 by and between Franklin Financial Services Corporation and Fulton Bancshares Corporation (Incorporated by reference to the registrant’s Form 8-K filed on January 23, 2006).

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

10.3	Director Emeritus Retirement Agreement applicable to Raleigh Barnett, K.G. Richards and Merill Kerlin (Incorporated by reference to the registrant’s Form 10-K for the year ended December 31, 2002).
10.4	Salary Continuation Agreement/Supplemental Executive Retirement Plan for Alice Clark, Vice President (Incorporated by reference to the registrant’s Form 10-K/A for the year ended December 31, 2004).

10.5	Survivor Income Agreement for Sharon Sowers (Incorporated by reference to the registrant’s Form 10-K for the year ended December 31, 2005)
10.6	Survivor Income Agreement for Alice Clark (Incorporated by reference to the registrant’s Form 10-K for the year ended December 31, 2005)
10.7	Survivor Income Agreement for Neil L. Berkstresser (Incorporated by reference to the registrant’s Form 10-K for the year ended December 31, 2005)
14	Code of Ethics (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Report of Independent Registered Public Accounting Firm on Interim Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006	By:	/s/ GEORGE W. MILLWARD
George W. Millward,
Interim President and Chief Executive Officer
Date: May 11, 2006	By:	/s/ DEBRA A. GOODLING
Debra A. Goodling,
Interim Chief Financial Officer